Form 10-Q
period 2022-03-31
Aclarion, Inc.
filed 2022-06-06
CIK 1635077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022,

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-41358

ACLARION, INC.
(Exact name of registrant as speciﬁed in its charter)

Delaware	47-3324725
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

951 Mariners Island Blvd, Suite 300
San Mateo, California 94404
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (650) 241-1741

______________________________________________
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	ACON	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock	ACONW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated ﬁler	☐	Accelerated ﬁler	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 6, 2022, there were 7,821,515 shares of the registrant's common stock, $0.00001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in the Risk Factors section of the Company’s Prospectus dated April 21, 2022 as filed with the Securities and Exchange Commission on April 25, 2022 under Rule 424(b)(4). Caution should be taken not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward- looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aclarion, Inc.

Condensed Balance Sheets

(unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$50,449	$432,530
Restricted cash	10,000	20,000
Accounts receivable, net	12,520	6,280
Prepaids & other current assets	492,511	273,394
Total current assets	565,480	732,204

Non-current assets:
Property and equipment, net	10,919	12,636
Intangible assets, net	1,231,591	1,144,625
Total non-current assets	1,242,510	1,157,261

Total assets	$1,807,990	$1,889,465

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,593,378	$1,761,886
Promissory note payable	2,000,000	2,000,000
Preferred dividends payable	4,144,212	3,856,898
Total current liabilities	8,737,590	7,618,784

Commitments and contingencies (See Note 9)

Redeemable preferred stock (Mezzanine shares):
Series B-2 preferred stock - $0.00001 par value, 1,600,000 authorized and 1,584,660 shares issued and outstanding	16	16
Series B-3 preferred stock - $0.00001 par value, 4,300,000 authorized and 4,228,149 shares issued and outstanding	42	42
Additional paid-in capital - series B2 and B3 Preferred Stock	7,102,229	7,102,229
Total mezzanine equity	7,102,287	7,102,287

Deficiency in stockholders' equity:
Series A preferred stock - $0.00001 par value, 6,247,695 authorized and 6,247,695 shares issued and outstanding	62	62
Series B preferred stock - $0.00001 par value, 5,180,814 authorized and 5,160,096 shares issued and outstanding	52	52
Series B-1 preferred stock - $0.00001 par value, 10,758,338 authorized and 7,274,404 shares issued and outstanding	73	73
Common stock - $0.00001 par value, 35,000,000 authorized and 905,685 shares issued and outstanding (See Note 1)	9	9
Additional paid-in capital	19,077,356	19,054,234
Accumulated deficit	(33,109,439)	(31,886,036)
Total deficiency in stockholders’ equity	(14,031,887)	(12,831,606)

Total liabilities, mezzanine shares, and deficiency in stockholders’ equity	$1,807,990	$1,889,465

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$9,026	$11,830
Cost of revenue	16,732	16,565
Net profit (loss)	(7,706)	(4,735)

Operating expenses:
Sales and marketing	69,308	65,868
Research and development	204,803	167,751
General and administrative	491,283	222,188
Total operating expenses	765,394	455,807

Loss from operations	(773,100)	(460,542)

Other income (expense):
Interest expense	(162,740)	(57,214)
Other, net	(248)	(104)
Total other expenses	(162,988)	(57,318)

Profit (loss) before income taxes	(936,088)	(517,860)
Income tax provision	-	-
Net profit (loss)	$(936,088)	(517,860)

Dividends accrued for preferred stockholders	$(287,315)	$(212,919)
Net profit (loss) allocable to common stockholders	$(1,223,403)	$(730,779)
Net profit (loss) per share allocable to common shareholders, basic and diluted:	$(1.35)	$(0.81)
Weighted average shares of common stock outstanding, basic and diluted:	905,685	905,685

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Mezzanine Shares and Deficiency in Stockholders Equity

(unaudited)

	Series A-1		Series A-2		Series A-3		Series A-4		Series B		Series B1
For the Three Months Ended	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
March 31, 2022	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Balance, December 31, 2021	1,777,630	$18	1,444,037	$14	935,296	$9	2,090,732	$21	5,160,096	$52	7,274,404	$73

Issuance of warrants	-	-	–	-	–	-	–	-	–	-	–	-
Preferred stock dividend payable	–	-	–	-	–	-	–	-	–	-	–	-
Issuance of preferred shares	–	-	–	-	–	-	–	-	–	-	–	-
Share-based compensation	–	-	–	-	–	-	–	-	–	-	–	-
Net profit (loss)	–	-	–	-	–	-	–	-	–	-	–	-
Balance, March 31, 2022	1,777,630	$18	1,444,037	$14	935,296	$9	2,090,732	$21	5,160,096	$52	7,274,404	$73

	Series A-1		Series A-2		Series A-3		Series A-4		Series B		Series B1
For the Three Months Ended	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
March 31, 2021	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Balance, December 31, 2020	1,777,630	$18	1,444,037	$14	935,296	$9	2,090,732	$21	5,160,096	$52	7,274,404	$73

Issuance of warrants	–	-	–	-	–	-	–	-	–	-	–	-
Preferred stock dividend payable	–	-	–	-	–	-	–	-	–	-	–	-
Share-based compensation	–	-	–	-	–	-	–	-	–	-	–	-
Net profit (loss)	–	-	–	-	–	-	–	-	–	-	–	-
Balance, March 31, 2021	1,777,630	$18	1,444,037	$14	935,296	$9	2,090,732	$21	5,160,096	$52	7,274,404	$73

	Series B2		Series B3
For the Three Months Ended	Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated
March 31, 2022	Shares	Value	Shares	Value	Shares	Value	Paid-In Capital	Deficit	Total
Balance, December 31, 2021	1,584,660	$16	4,228,149	$42	905,685	$9	$26,156,463	$(31,886,036)	$(5,729,319)

Issuance of warrants
Preferred stock dividend payable								(287,315)	(287,315)
Share-based compensation							23,122		23,122
Net profit (loss)								(936,088)	(936,088)
Balance, March 31, 2022	1,584,660	$16	4,228,149	$42	905,685	$9	$26,179,585	$(33,109,439)	$(6,929,600)

	Series B2			Series B3
For the Three Months Ended	Preferred Stock			Preferred Stock			Common Stock		Additional	Accumulated
March 31, 2021	Shares	Value		Shares	Value		Shares	Value	Paid-In Capital	Deficit	Total
Balance, December 31, 2020	_	$	_	_	$	_	905,685	$9	$18,846,352	$(25,930,149)	$(7,083,602)

Issuance of warrants									7,155		7,155
Preferred stock dividend payable										(212,918)	(212,918)
Share-based compensation									4,732		4,732
Net profit (loss)										(517,860)	(517,860)
Balance, March 31, 2021	-		$-	-		$-	905,685	$9	$18,858,239	$(26,660,927)	$(7,802,493)

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities
Net profit (loss)	$(936,088)	$(517,860)
Adjustments to reconcile net loss to net cash used in operation activities
Depreciation and amortization	47,404	44,848
Share based compensation	23,122	4,732
Warrants issued as non-cash finance charge	-	7,155
Change in assets and liabilities
Accounts receivable	(6,240)	(8,615)
Prepaids and other current assets	(219,117)	(4,665)
Accounts payable and accrued liabilities	831,492	172,292
Accrued interest on promissory and convertible notes	-	55,645
Net cash used in operations	(259,427)	(246,468)

Cash flow from investing activities
Increase in intangible assets	(132,654)	(23,626)
Net cash used in investing activities	(132,654)	(23,626)

Cash flows from financing activities
Proceeds from issuance of PPP Loan	-	125,000
Proceeds from issuance of convertible notes	-	194,000
Net cash provided by financing activities	-	319,000

Net increase (decrease) in cash and restricted cash	(392,081)	48,906
Cash and restricted cash, beginning of period	452,530	14,984
Cash and restricted cash, end of period	$60,449	$63,890

Cash paid for interest	-	-
Cash paid for taxes	-	-

Non- cash activities
Dividends accrued on preferred shares	$287,315	$212,919

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Notes to Condensed Financial Statements

(unaudited)

NOTE 1. THE COMPANY AND BASIS OF PRESENTATION

The Company

Aclarion, Inc., formerly Nocimed, Inc., (the “Company” or “Aclarion”) is a healthcare technology company that leverages magnetic resonance spectroscopy ("MRS"), and a proprietary biomarker to optimize clinical treatments. The Company was formed in February 2015, is incorporated in Delaware and has its principal place of business in San Mateo, California.

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statements. The interim condensed financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021, which include a complete set of footnote disclosures, including our significant accounting policies. The audited financial statements and notes thereto for the year ended December 31, 2021, are included in the Prospectus dated April 21, 2022 as filed with the SEC on April 25, 2022 under Rule 424(b)(4). The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Risks and Uncertainties

The Company is subject to various risks and uncertainties frequently encountered by companies in the early stages of development. Such risks and uncertainties include, but are not limited to, its limited operating history, competition from other companies, limited access to additional funds, dependence on key personnel, and management of potential rapid growth. To address these risks, the Company must, among other things, develop its customer base; implement and successfully execute its business and marketing strategy; develop follow-on products; provide superior customer service; and attract, retain, and motivate qualified personnel. There can be no guarantee that the Company will be successful in addressing these or other such risks.

The Company is also subject to risks and uncertainties as a result of the coronavirus disease (“COVID-19”) pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the effects of and response to the pandemic are rapidly evolving and new information is regularly coming to light. The Company's customers are diverting resources to treat COVID-19 patients and deferring non-urgent and elective procedures, both of which are likely to impact customers' ability to meet their other financial obligations, including to the Company. Some customers, which include hospitals, major academic medical centers, and other related entities, have incurred significant losses during the COVID-19 pandemic due to reduced patient volume. Furthermore, the Company is also anticipating a global economic slowdown due to disruptions caused by the COVID-19 pandemic, which may result in an incremental adverse impact on revenue, net income and cash flow and may require significant additional expenditures to mitigate such impacts. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

Reverse Stock Split

On April 21, 2022, the Company effected a 1-for-7.47 reverse stock split (the “Stock Split”) of its issued and outstanding common stock. As a result of the Stock Split, unless described otherwise, all references to common stock, options to purchase common stock, share data, per share data and related information contained in these financial statements have been retrospectively adjusted to reflect the effect of the Stock Split for all periods presented. In addition, any fractional shares that would otherwise be issued as a result of the Stock Split were rounded up to the nearest whole share. Further, the number of shares issuable and exercise prices of stock options and warrants have been retrospectively adjusted in these financial statements for all periods presented to reflect the Stock Split.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to depreciation, amortization, and valuation of capital stock and warrants and options to purchase shares of the Company's preferred and common stock. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Valuation of Derivative Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging: Contracts on an Entity’s Own Equity, addresses whether an equity-linked contract qualifies as equity in the entity’s financial statements. Agreements where an entity has insufficient authorized and unissued shares to settle the contract generally are accounted for as a liability and marked to fair value through earnings each reporting period. The Company evaluates its financial instruments, to determine if such instruments are liabilities or contain features that qualify as embedded derivatives. For financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income.

Fair Value Measurements

The carrying values of the Company’s financial instruments including cash equivalents, restricted cash, accounts receivable and accounts payable, and notes payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents for all periods presented. The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. On March 31, 2022 and December 31, 2021, the Company had $0 and $201,000, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of March 31, 2022, $10,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank.

Accounts Receivable, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The allowance for doubtful accounts was $0 at March 31, 2022, and December 31, 2021.

Revenue Recognition

Revenues are recognized when a contract with a customer exists, and at that point in time when we have delivered a Nociscan report to our customer. Revenue is recognized in the amount that reflects the negotiated consideration expected to be received in exchange for those reports. Following the delivery of the report, the company has no ongoing obligations or services to provide to the customer. Customers pay no other upfront, licensing, or other fees. To date, our reports are not reimbursable under any third-party payment arrangements, The Company invoices its customers based on the billing schedules in its sales arrangements. Payment terms range generally from 30 to 90 days, from the date of invoice.

Liquidity, Capital Resources and Going Concern

We believe that the net proceeds from our recent IPO and our existing cash will be sufficient to fund our current operating plans into the second quarter of 2023. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Share-Based Compensation

The Company issues stock-based compensation awards to employees and directors in the form of stock options. The Company measures and recognizes compensation expense for all stock-based awards based on the awards’ fair value. Share-based compensation for stock options awards are measured on the date of grant using a Black-Scholes option pricing model.

Awards vest either on a graded schedule or at the grant date. The Company determines the fair value of each award as a single award and recognizes the expense on a straight-line basis over the service period of the award, which is generally the vesting period. The exercise price of stock options granted is equal to the fair market value of the Company’s common stock on the date of grant. Stock options expire ten years from the date of grant.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. The guidance also modifies how certain convertible instruments, that may be settled in cash or shares, impact the calculation of diluted earnings per share. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the potential impact that adoption of this new standard will have on its financial statements.

In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the new guidance, but does not believe it will have a material impact on its financial statements.

NOTE 4. REVENUE

Contract Balances

The timing of revenue recognition, billings, and cash collections may result in trade, unbilled receivables, and deferred revenues on the balance sheets. At times, revenue recognition may occur before the billing, resulting in an unbilled receivable, which would represent a contract asset. The contract asset would be a component of accounts receivable and other assets for the current and non-current portions, respectively. In the event the Company receives advances or deposits from customers before revenue is recognized, this would result in a contract liability.

NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Accounts payable and accruals

	March 31, 2022	December 31, 2021

Accounts payable	$1,387,004	$1,059,546
Credit cards payable	5,380	5,758
Accrued salaries and expenses	682,035	340,363
Accrued Interest	518,959	356,219
	$2,593,378	$1,761,886

NOTE 6. LEASES

For the three months ended March 31, 2022, and 2021, rent, common-area maintenance, and parking expense was $16,085 and $15,663, respectively. The Company entered into a subleasing agreement in 2021 and realized $13,170 of sublease income for the three months ended March 31, 2022, and 2021. Both the lease and sublease are netted within the General & Administrative line item in the Condensed Statements of Operations. Our current office lease expires on June 30, 2022. Remaining net future rental lease commitments are $15,291 for the year ending December 31, 2022.

NOTE 7. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	March 31, 2022	December 31, 2021

Patents and licenses	$2,021,512	$1,938,858
UC royalty	200,000	150,000
Other	5,017	5,017
	2,226,529	2,093,875
Less: accumulated amortization	(994,938)	(949,250)
Intangible assets, net	$1,231,591	$1,144,625

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement (generally fifteen years) and charged to Research and development. UC royalties are paid annually, amortized over twelve months, and charged to Cost of revenue.

Amortization expense related to purchased intangible assets was $33,187 and $30,687 for the three months ended March 31, 2022, and 2021, respectively.

NOTE 8. SHORT TERM NOTES AND CONVERTIBLE DEBT

Convertible Notes:

During the year ended December 31, 2021, and 2020, accredited investors purchased $814,500 and $1,598,488 of our convertible notes, respectively. In addition, the holders of the Company’s short-term notes exchanged their notes for this issuance of convertible notes. The convertible notes accrued interest at 10.0% per year and were originally scheduled to mature on December 31, 2020, which the holders agreed to extend until September 30, 2021. While the convertible notes contained a provision to automatically convert into shares of common stock at a discount to the price in the next Qualified Financing, the Qualified Financing did not occur prior to the June 30, 2021 maturity date of the convertible notes. In accordance with the terms of the convertible notes, the principal plus accrued, but unpaid, interest on the convertible notes (aggregating to $3,201,977) was required to be automatically converted into 4,228,149 Series B-3 Preferred Shares. The Company did not have the Series B-3 preferred shares authorized for issuance, and the Company established a liability to issue these shares. This liability was adjusted to fair value until the B-3 preferred shares were authorized and issued December 3, 2021 (See Note 10).

NuVasive, Inc. Convertible Note and SAFE Agreement:

In February 2020, NuVasive and the Company renegotiated and amended their prior marketing agreement. In consideration of changing the marketing agreement, NuVasive and the Company entered into a $2.0 million (Simple Agreement for Future Equity “SAFE”) agreement. The SAFE provided that NuVasive would receive $2 million of capital stock if the Company would raise a minimum of $10.0 million of new capital on or before December 31, 2020, which was later extended to June 30, 2021. If the $10.0 million was not raised, the Company would issue to NuVasive 1,584,660 Series B-2 preferred shares. The $10.0 million was not raised and the Company issued 1,584,660 Series B-2 preferred shares to NuVasive in December 2021.

The Company recorded the SAFE when issued at its fair value, which has been measured at $2 million, as NuVasive was to receive a variable number of shares with an aggregate value of $2 million.

The Company recorded the liability to issue the 1,584,660 Series B-2 preferred shares at its fair value of $2 million (a per-share value of $1.2621), based on third-party valuations at June 30, 2021, and marked the liability to fair value on September 30, 2021, and at the time the B-2 preferred shares were issued December 3, 2021.

In March 2020, the Company negotiated an additional investment agreement with NuVasive whereby NuVasive purchased $308,720 of convertible notes under the same terms as the existing holders of the Company's convertible notes.

In June 2021, NuVasive’s convertible note principal plus accrued, but unpaid, interest was converted (in accordance with the terms of all of the convertible notes) into Series B-3 Preferred shares (see Convertible Notes above). The B-3 preferred shares were issued December 3, 2021.

Cares Act Paycheck Protection Program Loan (PPP Loan)

In April 2020 and February 2021, the Company entered into two promissory notes evidencing an unsecured loan (the “Loans”) in the amounts of $245,191 and $125,000, respectively, made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the CARES Act administered by the U.S. Small Business Administration.

The PPP promissory notes were to mature in March 2022 (2020 note) and January 2026 (2021 note) and bear interest at a rate of 1% per annum, payable monthly commencing in June 2019 and November 2020. The Loans could be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the Loans could only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations.

The Loans contained customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender, or breaching the terms of the Loan documents. The occurrence of an event of default would result in an increase in the interest rate to 18% per annum and provide the lender with customary remedies, including the right to require immediate payment of all amounts owed under the promissory note.

Pursuant to the terms of the CARES Act and the PPP, the Company applied in February 2021 to the lender for forgiveness of the amount due on the Loans. In May 2021, the Company was notified that 100% of the first loan of $245,191 and related interest of $2,622 had been forgiven, and in August 2021 the Company was notified that 100% of the second loan of $125,000 and related interest of $698 had been forgiven. The amounts eligible for forgiveness was based on the amount of Loan proceeds used by the Company for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP.

Promissory Notes Payable

In June 2021, the Company issued $2.0 million of promissory notes that mature at the earlier of the consummation of a Qualified Financing or May 31, 2022. The Notes incorporated the following major attributes: secured by a lien and security interest on substantially all of the Company’s assets; interest accrues at 33%; holder option to convert the accrued interest into the Company securities being offered in a Qualified Financing at 30% (i.e. 70% discount) of the price being paid by other investors in the Qualified Financing; and automatic conversion in the case of a Qualifying IPO of the accrued interest into the Company securities being offered in the Qualifying IPO at 30% (70% discount) of the price being paid by other investors in the Qualifying IPO. If the Notes remain outstanding after May 31, 2022, the Company has the option to extend the Notes upon the payment of an extension fee, which consists of 150,000 warrants (20,080 warrants post-split) with a five-year term, to purchase shares of the Company’s common stock at a price of $0.01 per share ($0.0747 post-split). The conversion right and related debt discount was not recorded, as the amount of the discount was not yet measurable until the occurrence of a Qualified Financing or a Qualifying IPO. See Note 13 Subsequent Events.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company so elects. The U.S. licensed patents that are currently issued expire between 2026 and 2029, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $12,500 for the three months ended March 31, 2022, and 2021, respectively, which were recorded in Cost of revenue.

Additionally, the Company is obligated to make a cash Milestone Payment to the Regents of the University of California in the event of either a Change of Control or an Initial Public Offering (IPO). This cash payment is calculated as follows; approximately 213,000 pre-split shares of Company common stock (subject to ratably adjustment for any stock split occurring prior to the IPO) times the IPO price. As neither a Change of Control nor an IPO had occurred as of December 31, 2021 or March 31, 20222, the future payment obligation was not yet measurable. See Note 13 Subsequent Events.

Litigation

To date, the Company has not been involved in legal proceedings arising in the ordinary course of its business. If any legal proceeding occurs, the Company would record a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated, although litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

Stock Option Grant to our Executive Chairman

In September 2021, the Board of Directions approved a stock option grant of 1,204,819 shares to Dr. Jeffrey Thramann, our Executive Chairman. These options are conditional, such that they vest only upon the occurrence of certain specified events, including an IPO, a next round financing, the merger of the Company with a SPAC, or the sale of the Company. The amount of stock options that will vest upon such specified events depends upon the terms and timing of the applicable event. In the case of an IPO, the number of shares that will vest is equal to 16.7% of the Company’s pre-IPO fully diluted shares (inclusive of the portion of Dr. Thramann’s option grant that will become vested). Any remaining portion of the option grant will be cancelled. The agreement with Dr. Thramann also contains provisions in the event of his voluntary resignation from the company, as well as other provisions if he is terminated by the Company. See Note 13 Subsequent Events.

NOTE 10. STOCKHOLDERS’ EQUITY

The ownership of the Company is represented by shares. The Company has authorized two classes of shares. These classes include shares of common stock and preferred stock. There is one authorized series of shares of common stock and eight existing authorized series of preferred stock: Series A-1, A-2, A-3, A-4, B, B-1, B-2, and B-3.

The preferred shares converted to common shares on a 1:1 pre-split basis immediately prior to the Stock Split on April 21, 2022.  Those common shares were adjusted to reflect the Stock Split as described in Note 1 Reverse Stock Split.

Preference Amounts	Issue Date	Total Face Value of Investment	Issue Purchase Price/Share

Series A-1 Preferred Stock	12/31/2014	$1,247,541	$0.70

Series A-1 has a 1x liquidation preference junior to B/B1 plus participation on an as-converted to common basis, which participation is capped at 3x, conversion into common stock at a ratio of 1:1, limited anti-dilution protection, and voting rights on an as-converted to common basis.

Series A-2 Preferred Stock	12/31/2014	$1,114,797	$0.77

Series A-2 has a 1x liquidation preference junior to B/B1 plus participation on an as-converted to common basis, which participation is capped at 3x, conversion into common stock at a ratio of 1:1, limited anti-dilution protection, and voting rights on an as-converted to common basis.

Series A-3 Preferred Stock	12/31/2014	$795,002	$0.85

Series A-3 has a 1x liquidation preference junior to B/B1 plus participation on an as-converted to common basis, which participation is capped at 3x, conversion into common stock at a ratio of 1:1, limited anti-dilution protection, and voting rights on an as-converted to common basis.

Series A-4 Preferred Stock	12/31/2014	$1,965,288	$0.94

Series A-4 has a 1x liquidation preference junior to B/B1 plus participation on an as-converted to common basis, which participation is capped at 3x, conversion into common stock at a ratio of 1:1, limited anti-dilution protection, and voting rights on an as-converted to common basis.

Series B Preferred Stock	12/5/2015	$5,013,579	$1.00

Series B has a 1x senior liquidation preference junior to B/B1 plus participation on an as-converted to common basis, which participation is capped at 3x, conversion into common stock at a ratio of 1:1, limited anti-dilution protection, and voting rights on an as-converted to common basis.

The dividend rate is 6.0% Dividends are cumulative. Accrued and unpaid dividends are payable in shares of common stock in certain events (including an IPO) at the then current fair market value of the common stock.

Preference Amounts	Issue Date	Total Face Value of Investment	Issue Purchase Price/Share

Series B-1 Preferred Stock	7/27/2017	$1,500,000	$1.26
	8/2/2018	$5,217,698	$1.26
	3/1/2019	$$2,463,328	$1.26

Series B-1 has a 1x senior liquidation preference junior to B2/B3 plus participation on an as-converted to common basis, which participation is capped at 3x, conversion into common stock at a ratio of 1:1, limited anti-dilution protection, and voting rights on an as-converted to common basis.

The dividend rate is 6.0%. Dividends are cumulative. Accrued and unpaid dividends are payable in shares of common stock in certain events (including an IPO) at the then current fair market value of the common stock.

Series B-2 Preferred Stock	12/3/2021	$1,774,819	$1.12

Series B-2 has a 1x senior liquidation preference plus participation on an as-converted to common basis, which participation is capped at 3x, conversion into common stock at a ratio of 1:1, limited anti-dilution protection, and voting rights on an as-converted to common basis.

The dividend rate is 6.0%. Dividends are cumulative. Accrued and unpaid dividends are payable in shares of common stock in certain events (including an IPO) at the then current fair market value of the common stock. Redemption is available by a majority vote of holders commencing after fifth anniversary from issuance, payable in three annual installments.

Series B-3 Preferred Stock	12/3/2021	$5,327,468	$1.26

Series B-3 has a 2x senior liquidation preference, conversion into common stock at a ratio of 1:1, limited anti-dilution protection, and voting rights on an as-converted to common basis.

The dividend rate is 6.0%. Dividends are cumulative. Accrued and unpaid dividends are payable in shares of common stock in certain events (including an IPO) at the then current fair market value of the common stock. Redemption is available by a majority vote of holders commencing after fifth anniversary from issuance, payable in three annual installments.

During the years ended December 31, 2021, and 2020, respectively, the Company issued 17,286 and 58,846 warrants to certain investors who participated over an agreed investment minimum amount in the purchase of our convertible notes. The value of the warrants was recorded as a debt discount and expensed based on the fair value.

NOTE 11. NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share is computed by dividing net loss attributable to stockholders by the weighted average number shares of common stock outstanding during the year. Potentially dilutive outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for loss periods presented because including them would have been antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net profit (loss) used to compute basic and diluted loss per common share	$(936,088)	$(517,860)
Denominator:
Weighted average shares used to compute basic and dilutive loss per share	905,685	905,685

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, warrants, and the conversion of preferred shares are excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive. Net loss per share excluded 5,610,919 and 2,915,220 shares for the three months ended March 31, 2022, and 2021, respectively.

NOTE 12. STOCK OPTION PLANS

Nocimed, Inc. 2015 Stock Plan

The Company has adopted the Nocimed, Inc. 2015 Stock Plan (the “2015 Plan”). Options granted under the 2015 Plan may be incentive stock options or non-statutory stock options, as determined by the Administrator at the time of grant of an option. Restricted Stock may also be granted under the 2015 Plan. The options vest in accordance with the grant terms and are exercisable for a period of up to 10 years from grant date.

At March 31, 2022, the Company had approximately 185 thousand post-split shares of common stock reserved for issuance under the 2015 Plan.

The fair value of the options granted for the year ended December 2021 and quarter ended March 31, 2022 were estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

Risk-free interest rate	1.99%
Dividend yield	0.00%
Expected term	6-8 years
Expected volatility	25.00%

Determining Fair Value of Stock Options

The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Valuation and Amortization Method—The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model. This fair value is then amortized over the requisite service periods of the awards.

Expected Term—The Company estimates the expected term of stock option by taking the average of the vesting term and the contractual term of the option, as illustrated by the simplified method.

Expected Volatility—The expected volatility is derived from the Company’s expectations of future market volatility over the expected term of the options.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve on the date of grant.

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

A summary of option activity under the Company’s incentive plan during the fiscal years 2021 and 2020 (post-split) is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value of Unexercised Options

Balance at December 31, 2021	2,255,670	$1.84	9.2
Options granted
Options exercised
Options forfeited/expired

Balance at March 31, 2022	2,255,670	$1.84	9.0
Exercisable at December 31, 2021	592,532	$1.58		$215,641
Exercisable at March 31, 2022	643,234	$1.60		$218,491

(1)

Includes a stock option grant of 1,204,819 shares to Dr. Jeffrey Thramann, our Executive Chairman. These options are conditional, such that they vest only upon the occurrence of certain specified events, including an IPO, a next round financing, the merger of the Company with a SPAC, or the sale of the Company. The amount of stock options that will vest upon such specified events depends upon the terms and timing of the applicable event. In the case of an IPO, the number of shares that will vest is equal to 16.7% of the Company’s pre-IPO fully diluted shares (inclusive of the portion of Dr. Thramann’s option grant that will become vested). Any remaining portion of the option grant will be cancelled. (See Note 9)

The aggregate intrinsic value in the table above of the unexercised options reflects the total pre-tax intrinsic value (the difference between the fair value of the Company’s common stock on December 31, 2021 of $1.94 post-split and the exercise price of the options that would have been received by option holders if all options exercisable had been exercised. The total intrinsic value of options exercised in the year ended December 31, 2021, and quarter ended March 31, 2022, was approximately $0. The unrecognized option expense was $929,493 and $906,372 as of December 31, 2021 and March 31, 2022, respectively.

During the quarter ended March 31, 2022, and year ended December 31, 2021, the Company recognized $23,122 and $177,488, respectively, of share-based compensation expense for all stock options granted.

2022 Aclarion Equity Incentive Plan

In anticipation of our IPO, our board of directors has adopted the 2022 Aclarion Equity Incentive Plan, or “2022 Plan”, contingent upon the consummation of our IPO. Our stockholders have approved the 2022 Plan contingent upon the effectiveness of our IPO. The Company has reserved 2.0 million shares of common stock for issuance under the 2022 Plan.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through June 1, 2022, which is the date these Financial Statements were available to be issued.

Initial Public Offering

On April 21, 2022, the registration statement for our IPO was declared effective. In connection with the effectiveness of the IPO registration statement:

•	we effected a 1-for-7.47 reverse stock split of our outstanding common stock (see Note 1);

•	accordingly, all common share amounts and per share data presented in our condensed financial statements have been retrospectively adjusted to reflect the reverse stock split for all periods presented;

•	we filed a restated Certificate of Incorporation with the State of Delaware and we adopted new restated Bylaws;

•	certain outstanding common stock warrants were exercised on a net share basis for 60,408 common shares (451,245 pre-split shares);

•	24,495,004 (pre-split) outstanding shares of our preferred stock were converted into 3,279,117 post-split shares of common stock;

•	all accrued dividends on our outstanding Series B, B-1, B-2 and B-3 preferred stock were converted to 984,429 post-split common shares; and

•

all accrued interest on the Company's outstanding secured promissory notes were converted into (i) 426,767 post-split common shares and (ii) 426,767 post-split common stock warrants, with beneficial conversion rates charged to interest expense upon conversion.

On April 26, 2022, the Company completed its IPO of 2,165,000 units, at a public offering price of $4.35 per unit. Each unit consisted of (i) one share of common stock and (ii) one common stock warrant with an exercise price of $4.35 per share. Following the commencement of the IPO, the underwriters partially exercised their over-allotment option and purchased an additional 324,750 common stock warrants. After deducting underwriter's commissions and expenses, we received net proceeds of approximately $8.6 million and our common stock started trading on Nasdaq under the ticker symbol "ACON".

In connection with the IPO, we issued to the representative of the underwriters a common stock warrant for 173,200 shares with an exercise price of $5.44 per share. The representative's warrants are exercisable commencing October 26, 2022, and will expire on April 26, 2027.

On April 21, 2022, 1,204,819 outstanding common stock options previously awarded to the Company's Executive Chairman, Dr. Jeffrey Thramann, vested in connection with the completion of the IPO pursuant to the terms of such options. The exercise price of these options is $1.94 per share. The options have a 10-year term.

On April 21, 2022, in connection with the IPO, the Company adopted the 2022 Aclarion Equity Incentive Plan, or “2022 Plan”.  Our board of directors has appointed the compensation committee of our board of directors as the committee under the 2022 Plan with the authority to administer the 2022 Plan.  The aggregate number of our shares of common stock that may be issued or used for reference purposes under the 2022 Plan may not exceed 2,000,000 shares, subject to adjustments as described in the 2022 Plan.

On April 29, 2022, in connection with the IPO, a bonus was paid to David Neal and Brent Ness of $100,000 each. On May 13 2022, in connection with the IPO, a bonus of $130,000 was paid to James Peacock.

On May 2, 2022, in connection with the IPO, the Company paid the University of California - San Francisco the amount of $123,828 to satisfy the Indexed Milestone Payment obligation included within the exclusive license agreement.

Other Subsequent Events

On April 21, 2022, we granted 63,000 common stock options under our 2022 Plan to each of our three newly appointed independent directors. These options have a per share exercise price of $2.72.

On April 27, 2022, the Company used $2 million of the IPO proceeds to retire all outstanding secured promissory notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes included in our Prospectus dated April 21, 2022 as filed with the SEC on April 25, 2022 under Rule 424(b)(4). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Prospectus dated April 21, 2022 as filed with the SEC on April 25, 2022 under Rule 424(b)(4) to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

Corporate Information

We currently operate as a Delaware corporation, under the name Aclarion, Inc.

Effect of COVID-19 Pandemic on business operations

The COVID-19 Pandemic is not currently impacting plans for marketing our products or our continuing development efforts, as all such activities have been conducted by us using remote work strategies. The Company cannot accurately predict the longer- term impact of the COVID-19 Pandemic on its business.

Results of operations

For the Three Months Ended March 31, 2022, and 2021:

The following table summarizes our results of operations for the three months ended March 31, 2022, and 2021.

	Three Months Ended March 31,		Change
	2022	2021	Amount

Revenue	$9,026	$11,830	$(2,804)
Cost of revenue	16,732	16,565	167
Net profit (loss)	(7,706)	(4,735)	(2,971)

Operating expenses:
Sales and marketing	69,308	65,868	3,440
Research and development	204,803	167,751	37,052
General and administrative	491,283	222,188	269,095
Total operating expenses	765,394	455,807	309,588
Loss from operations	(773,100)	(460,542)	(312,559)
Other expense:
Interest expense	(162,740)	(57,214)	(105,526)
Other, net	(248)	(104)	(144)
Total other expense	(162,988)	(57,318)	(105,670)
Loss before income taxes	(936,088)	(517,860)	(418,229)
Income tax provision	-	-	-
Net profit (loss)	$(936,088)	(517,860)	$(418,229)

Dividends accrued for preferred stockholders	$(287,315)	$(212,919)	$(74,396)
Net loss allocable to Common Stockholders	$(1,223,402)	$(730,779)	$(492,624)
Net loss per share allocable to common stockholders, basic and diluted:	$(1.35)	$(0.81)	$(0.54)
Weighted average shares of common stock outstanding, basic and diluted: (1)	905,685	905,685	-

18

(1)

The weighted average shares of common stock outstanding is presented on a post-split basis. The Company implemented to a 1-for-7.47 reverse stock split of our shares of common stock immediately prior to the effectiveness of our IPO on April 21, 2022.

Quarters ended March 31, 2022, and 2021

Total revenues. Total revenues for the quarter ended March 31, 2022 were $9,026, which was a decrease of $2,804, or 23.7%, from $11,830 for the quarter ended March 31, 2021. The decrease in revenues resulted from a decrease in the number of medical professionals ordering Nociscan reports for their patients, with no material changes in prices during the year.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, NuVasive commission of 6%, partner fees (Radnet), and credit card fees. Total cost of revenue was $16,732 for the quarter ended March 31, 2022, compared to $16,565 for the quarter ended March 31, 2021, an increase of 1.0%. This small change is due to slightly increasing fixed costs year- over-year.

Sales and Marketing. Sales and marketing expenses were $69,308 for the quarter ended March 31, 2022, compared to $65,868 for the quarter ended March 31, 2021, an increase of $3,440 or 5.2%, This small increase was driven by investment in website and branding development.

Research and Development. Research and development expenses were $204,803 for the quarter ended March 31, 2022, compared to $167,751 for the quarter ended March 31, 2021, an increase of $37,052 or 22.1%. This increase was due to additional personnel expense and increased quality and regulatory services.

General and Administrative. General and administrative expenses were $491,283 for the quarter ended March 31, 2022, an increase of $269,095 or 121.1%, from $222,188 for the quarter ended March 31, 2021. Approximately $220,000 of the increase was related to payroll.  In Q1 2021 there was a temporary payroll reduction program to conserve cash.  In Q1 of 2022 there was no payroll reduction program, and new management (incremental to Q1 2021) was in place.  The balance of the increase was related to year-end audit expenses.

Interest Expense.  Interest expense was $162,740 for the quarter ended March 31, 2022, an increase of $105,526, from the $57,214 for the quarter ended March 31, 2021. In Q1 2022 the Company was accruing interest at 33% related to the issuance of $2.0 million of promissory notes in June 2021. In Q1 2021, the Company was accruing interest at 10% on approximately $2.3 million of convertible notes, 1% interest on $370,191 of Paycheck Protection Program loans, and 10% interest on a $15,000 promissory note.

Net loss. We sustained a net loss of $936,088 for the quarter ended March 31, 2022, compared to a net loss of $517,860 for the quarter ended March 31, 2021. Q1 2022 expenses were higher than Q1 2021 primarily due to increased payroll, quality and regulatory expenses, and interest expense.

Critical accounting policies and use of estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing at the end of this prospectus, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

The Company derives its revenues from one source, the delivery of Nociscan reports to medical professionals. Revenues are recognized when a contract with a customer exists, and the control of the promised services are transferred to our customers. The amount of revenue recognized reflects the consideration we expect to receive in exchange for those services. Substantially all of our revenues are generated from contracts with customers in the United States.

Equity-based compensation

Certain of our employees and consultants have received grants of common stock options in our company. These awards are accounted for in accordance with guidance prescribed for accounting for equity-based compensation. Based on this guidance and the terms of the awards, the awards are equity classified.

Until our April 2022 IPO, we were a private company with no active public market for our common equity. Therefore, we have periodically determined the overall value of our company and the estimated per share fair value of our common equity at their various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of CPA’s Practice Aid. Once a public trading market for our common stock has been established in connection with the completion of our IPO, it will no longer be necessary for us to estimate the fair value of our common stock in connection with our accounting for equity awards we may grant, as the fair value of our common stock will be its public market trading price.

For financial reporting purposes, we performed common stock valuations with the assistance of a third-party specialist

Going Concern

We believe that the net proceeds from our recent IPO and our existing cash will be sufficient to fund our current operating plans into the second quarter of 2023. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred shares and debt financing.

Through March 31, 2022, we raised an aggregate of $24,247,639 of gross proceeds from $19,319,098 of preferred and common stock, respectively, $2,928,541 from the sale of convertible notes, and $2,000,000 from secured promissory notes payable. As of March 31, 2022, we had cash of $60,449.

Subsequent to March 31, 2022, the Company completed its initial public offering and received net proceeds of $8.6 million after deducting underwriter commissions and expenses.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021

Cash used in operating activities	$(259,427)	$(246,468)
Cash used in investing activities	(132,654)	(23,626)
Cash provided by financing activities	-	319,000
Net (decrease) increase in cash	$(392,081)	$48,906

Investing activities

During the quarters ended March 31, 2022 and 2021, investing activities used $132,654 and $23,626 of cash, respectively. These investing activities consisted almost entirely of patent and license maintenance.

Financing activities

During the quarter ended March 31, 2022, the Company had no financing activities. During the quarter ended March 31, 2021, net cash provided by financing activities was $319,000, which included $194,000 of proceeds from our sale of convertible notes and the issuance of a $125,000 PPP loan to the Company.

Funding requirements

Developing medical technology products is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate meaningful revenues. Accordingly, we may need to obtain substantial additional funds to achieve our business objectives.

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity securities, the ownership interest of existing stockholders may be diluted. Any debt or preferred equity financing, if available, may involve agreements that include restrictive covenants that may limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business, and may require the issuance of warrants, which could potentially dilute existing stockholders’ ownership interests.

If we raise additional funds through licensing agreements and strategic collaborations with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds, we may be required to delay, limit, reduce and/or terminate development of our product candidates or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations and commitments

The following table summarizes our contractual obligations not on our balance sheet as of March 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease commitments (1)	$15,291	$15,291	-0-	-0-	-0-

(1)	Represents minimum payments due for the lease of office space

Off-balance sheet arrangements

We did not have, during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our condensed financial statements appearing in this quarterly report, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Emerging growth company and smaller reporting company status

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public entities. Accordingly, our financial statements may not be comparable to other public companies that do not elect the extended transition period.

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceedings, the adverse outcome of which, in our management’s opinion, individually or in the aggregate, could have a material adverse effect on the results of our operations or financial position. There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial stockholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in the Risk Factors section of the Company’s Prospectus dated April 21, 2022 as filed with the SEC on April 25, 2022 under Rule 424(b)(4). There have been no material changes to our risk factors from those included in such Prospectus.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		Underwriting Agreement dated April 21, 2022	8-K	04-27-2022	1.1
3.1		Certificate of Incorporation of the Company	8-K	04-27-2022	3.1
3.2		Bylaws of the Company	8-K	04-27-2022	3.2
4.1		Form of Common Stock Certificate				X
4.2		Form of Public Warrant	8-K	04-27-2022	4.1
4.3		Form of Representative’s Common Stock Purchase Warrant	8-K	04-27-2022	4.2
4.4		Description of Securities				X
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	03-23-2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	03-23-2022	10.2
10.3	#	Employment Agreement of John Lorbiecki	S-1/A	03-23-2022	10.3
10.4	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	01-06-2022	10.4
10.5		Senior Secured Bridge Note	S-1/A	03-04-2022	10.5
10.6		License Agreement with UCSF the Regents of the University of California	S-1	01-06-2022	10.6
10.7		Amendment to UC License Agreement	S-1/A	03-04-2022	10.7
10.8	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	03-23-2022	10.8
10.9		Amended and Restated Investor Rights Agreement dated July 27, 2017	S-1/A	03-23-2022	10.9
10.10		First Amendment to Amended and Restated Investor Rights Agreement dated February 20, 2020	S-1/A	03-23-2022	10.10
10.11		NuVasive SAFE (Simple Agreement for Future Equity) dated February 28, 2020	S-1/A	03-23-2022	10.11
10.12	**	Right of First Offer Agreement	S-1/A	03-23-2022	10.12
10.13		First Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.13
10.14		Second Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.14
10.15		Convertible Note and Warrant Purchase Agreement	S-1/A	03-23-2022	10.16
10.16		Warrant Agent Agreement dated April 21, 2022	8-K	04-27-2022	10.1
10.17		Siemens Strategic Collaboration Agreement	S-1	01-06-2022	10.17
10.18	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	01-06-2022	10.20
10.19	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	01-06-2022	10.21
10.20	#	Nocimed, Inc. 2015 Stock Plan	S-8	05-26-2022	99.4
10.18	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	05-26-2022	99.5
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

By:	/s/ John Lorbiecki
John Lorbiecki Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 6, 2022

