Form 10-Q
period 2022-06-30
Aclarion, Inc.
filed 2022-08-15
CIK 1635077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022,

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41358

ACLARION, INC.
(Exact name of registrant as speciﬁed in its charter)

Delaware	47-3324725
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

8181 Arista Place, Suite 100

Broomfield, Colorado 80021

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (833) 275-2266

951 Mariners Island Blvd, Suite 300

San Mateo, California 94404

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	ACON	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock	ACONW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 15, 2022, there were 7,821,515 shares of the registrant's common stock, $0.00001 par value per share, outstanding.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in the Risk Factors section of the Company’s Prospectus dated April 21, 2022, as filed with the Securities and Exchange Commission on April 25, 2022, under Rule 424(b)(4). Caution should be taken not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward- looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aclarion, Inc.

Condensed Balance Sheets

	June 30, 2022	Dec 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$3,792,880	$432,530
Restricted cash	10,000	20,000
Accounts receivable, net	5,037	6,280
Prepaids & other current assets	581,446	273,394
Total current assets	4,389,363	732,204

Non-current assets:
Property and equipment, net	6,628	12,636
Intangible assets, net	1,224,998	1,144,625
Total non-current assets	1,231,626	1,157,261

Total assets	$5,620,989	$1,889,465

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,184,376	$1,065,304
Accrued and other liabilities	197,043	696,582
Promissory note payable	-	2,000,000
Preferred dividends payable	-	3,856,898
Total current liabilities	1,381,419	7,618,784

Commitments and contingencies (See Note 9)

Redeemable preferred stock: (See Note 8)
Series B-2 preferred stock - $0.0001 par value, 1,600,000 authorized and 1,584,660 shares issued and outstanding at December 31, 2021	-	16
Series B-3 preferred stock - $0.0001 par value, 4,300,000 authorized and 4,228,149 shares issued and outstanding at December 31, 2021	-	42
Additional paid-in capital - series B2 and B3 preferred stock	-	7,102,229
Total mezzanine equity	-	7,102,287

Deficiency in stockholders' equity:
Series A preferred stock - $0.00001 par value, 6,247,695 authorized and 6,247,695 shares issued and outstanding at December 31, 2021	-	62
Series B preferred stock - $0.00001 par value, 5,180,814 authorized and 5,160,096 shares issued and outstanding at December 31, 2021	-	52
Series B-1 preferred stock - $0.00001 par value, 10,758,338 authorized and 7,274,404 shares issued and outstanding at December 31, 2021	-	73
Common stock - $0.00001 par value, 200,000,000 authorized and 7,821,515 and 905,685 shares issued and outstanding (see Note 1)	78	9
Additional paid-in capital	41,184,654	19,054,234
Accumulated deficit	(36,945,162)	(31,886,036)
Total deficiency in stockholders’ equity	4,239,570	(12,831,606)

Total liabilities, mezzanine, and deficiency in stockholders’ equity	$5,620,989	$1,889,465

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue	$10,676	$25,620	$19,702	$37,450
Cost of revenue	14,249	20,304	30,981	36,869
Gross margin	(3,573)	5,316	(11,279)	581

Operating expenses:
Sales and marketing	124,759	64,961	194,067	130,829
Research and development	353,226	162,714	558,029	330,465
General and administrative	1,883,843	404,265	2,375,126	626,453
Total operating expenses	2,361,828	631,940	3,127,222	1,087,747

Income (loss) from operations	(2,365,401)	(626,624)	(3,138,501)	(1,087,166)

Other income (expense):
PPP loan forgiveness	-	245,191	-	245,191
Interest expense	(1,340,667)	(82,829)	(1,503,407)	(140,043)
Other, net	(1,447)	(1,582)	(1,695)	(1,685)
Total other income (expense)	(1,342,114)	160,780	(1,505,102)	103,463

Income (loss) before income taxes	(3,707,515)	(465,844)	(4,643,603)	(983,703)
Income tax provision	-	-	-	-
Net income (loss)	$(3,707,515)	$(465,844)	$(4,643,603)	$(983,703)

Dividends accrued for preferred stockholders	$(128,208)	$(212,919)	$(415,523)	$(425,838)
Net income (loss) allocable to common stockholders	$(3,835,723)	$(678,763)	$(5,059,126)	$(1,409,541)
Net income (loss) per share allocable to common shareholders, basic and diluted:	$(0.49)	$(0.75)	$(1.16)	$(1.56)
Weighted average shares of common stock outstanding, basic and diluted:	7,821,515	905,685	4,363,600	905,685

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Mezzanine Shares and Deficiency in Stockholders Equity

(unaudited)

	Series A-1		Series A-2		Series A-3		Series A-4		Series B		Series B1		Series B2		Series B3
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, December 31, 2020	1,777,630	$18	1,444,037	$14	935,296	$9	2,090,732	$21	5,160,096	$52	7,274,404	$73	-	$-	-	$-	905,685	$9	$18,846,352	$(25,930,149)	(7,083,601)
Issuance of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	30,393	-	30,393
Preferred stock dividend payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(425,838)	(425,838)
Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	9,464	-	9,464
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(983,702)	(983,703)
Balance, June 30, 2021	1,777,630	$18	1,444,037	$14	935,296	$9	2,090,732	$21	5,160,096	$52	7,274,404	$73	-	$-	-	$-	905,685	$9	$18,886,209	$(27,339,689)	(8,453,285)

Balance, December 31, 2021	1,777,630	$18	1,444,037	$14	935,296	$9	2,090,732	$21	5,160,096	$52	7,274,404	$73	1,584,660	$16	4,228,149	$42	905,685	$9	$26,156,463	$(31,886,036)	$(5,729,320)
Issuance of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,280	-	1,280
Exercise of convertible note warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	60,408	1	152,653		152,653
Preferred stock dividend payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	984,537	10	4,272,411	(415,523)	3,856,898
Conversion of preferred stock to common stock	(1,777,630)	(18)	(1,444,037)	(14)	(935,296)	(9)	(2,090,732)	(21)	(5,160,096)	(52)	(7,274,404)	(73)	(1,584,660)	(16)	(4,228,149)	(42)	3,279,117	33	213	-	-
Conversion of accrued interest on promissory notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	426,768	4	1,855,154	-	1,855,158
Issuance of common stock and warrants related to IPO, net issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,165,000	22	8,021,854	-	8,021,876
Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	724,627	-	724,627
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,643,603)	(4,643,603)
Balance, June 30, 2022	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	7,821,515	$78	$41,184,654	$(36,945,162)	4,239,570

Aclarion, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(4,643,603)	$(983,703)
Adjustments to reconcile net loss to net cash used in operation activities
Depreciation and amortization	94,705	94,122
Share-based compensation	724,627	9,464
Warrants issued as non-cash finance charge	-	30,393
Gain on forgiveness of PPP loans	-	(247,813)
Loss on sale of furniture	1,886
Change in assets and liabilities
Accounts receivable	1,243	11,919
Prepaids and other current assets	(308,052)	(33,198)
Accounts payable	119,072	78,223
Accrued and other liabilities	728,399	187,520
Accrued interest on promissory and convertible notes	200,712	114,404
Net cash used in operations	(3,081,011)	(738,669)
Cash flows from investing activities
Increase in intangible assets Patents	(121,957)	(74,824)
Proceeds from sale of furniture	1,000
Purchase of property and equipment	-	-
Net cash used in investing activities	(120,957)	(74,824)
Cash flows from financing activities
Proceeds from issuance of PPP Loan	-	125,000
Proceeds from issuance of convertible notes	-	764,500
(Repayment) proceeds from issuance of promissory notes	(2,000,000)	2,000,000
Issuance of common stock and warrants related to IPO, net issuance costs	8,552,318	-
Net cash provided by financing activities	6,552,318	2,889,500

Net increase in cash and restricted cash	3,350,350	2,076,007
Cash and restricted cash, beginning of period	452,530	14,984
Cash and restricted cash, end of period	$3,802,880	$2,090,991

Non-cash financing activities:
Dividends accrued on preferred shares	$415,523	$425,838
Exercise of convertible note warrants	262,171	-
Conversion of preferred stock to common stock	25,754,379	-
Conversion of preferred stock dividends to common stock	4,272,420	-
Conversion of accrued interest on promissory notes to common stock and warrants	1,856,438	-
Issuance of underwriter's warrants related to IPO	$74,677	$-

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Notes to Condensed Financial Statements

(unaudited)

NOTE 1. THE COMPANY AND BASIS OF PRESENTATION

The Company

Aclarion, Inc., formerly Nocimed, Inc., (the “Company” or “Aclarion”) is a healthcare technology company that leverages magnetic resonance spectroscopy ("MRS"), and a proprietary biomarker to optimize clinical treatments. The Company was formed in February 2015, is incorporated in Delaware, and has its principal place of business in Broomfield, Colorado.

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statements. The interim condensed financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021, which include a complete set of footnote disclosures, including our significant accounting policies. The audited financial statements and notes thereto for the year ended December 31, 2021, are included in the Prospectus dated April 21, 2022, as filed with the SEC on April 25, 2022, under Rule 424(b)(4). The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Reclassifications

Certain accounts relating to the prior year have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the net income or net assets as previously reported.

Risks and Uncertainties

The Company is subject to various risks and uncertainties frequently encountered by companies in the early stages of development. Such risks and uncertainties include, but are not limited to, its limited operating history, competition from other companies, limited access to additional funds, dependence on key personnel, and management of potential rapid growth. To address these risks, the Company must, among other things, develop its customer base; implement and successfully execute its business and marketing strategy; develop follow-on products; provide superior customer service; and attract, retain, and motivate qualified personnel. There can be no guarantee that the Company will be successful in addressing these or other such risks.

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

Initial Public Offering

On April 21, 2022, the registration statement for our initial public offering (“IPO”) was declared effective. In connection with the effectiveness of the IPO registration statement:

•	we effected a 1-for-7.47 reverse stock split of our outstanding common stock;

•

accordingly, all common share amounts and per share data presented in our condensed financial statements have been retrospectively adjusted to reflect the reverse stock split for all periods presented;

•	we filed a restated Certificate of Incorporation with the State of Delaware and we adopted new restated Bylaws;

•	certain outstanding common stock warrants were exercised on a net share basis for 60,408 common shares (451,245 pre-split shares);

•	24,495,004 (pre-split) outstanding shares of our preferred stock were converted into 3,279,117 post-split shares of common stock;

•	all accrued dividends on our outstanding Series B, B-1, B-2 and B-3 preferred stock were converted to 984,429 post-split common shares; and

•

all accrued interest on the Company's outstanding secured promissory notes was converted into (i) 426,768 post-split common shares and (ii) 426,768 post-split common stock warrants, with beneficial conversion rates charged to interest expense upon conversion.

On April 26, 2022, the Company completed its IPO of 2,165,000 units, at a public offering price of $4.35 per unit. Each unit consisted of (i) one share of common stock and (ii) one common stock warrant with an exercise price of $4.35 per share. Following the commencement of the IPO, the underwriters partially exercised their over-allotment option and purchased an additional 324,750 common stock warrants. After deducting underwriter's commissions and expenses, we received net proceeds of approximately $8.6 million and our common stock and warrants started trading on Nasdaq under the ticker symbols "ACON" and "ACONW", respectively.

In connection with the IPO, we issued to the representative of the underwriters a common stock warrant for 173,200 shares with an exercise price of $5.44 per share. The representative's warrants are exercisable commencing October 26, 2022 and will expire on April 26, 2027.

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

On April 29, 2022, in connection with the IPO, a bonus was paid to David Neal and Brent Ness of $100,000 each. On May 13, 2022, in connection with the IPO, a bonus of $130,000 was paid to James Peacock.

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

Valuation of Derivative Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging: Contracts on an Entity’s Own Equity , addresses whether an equity-linked contract qualifies as equity in the entity’s financial statements. Agreements where an entity has insufficient authorized and unissued shares to settle the contract generally are accounted for as a liability and marked to fair value through earnings each reporting period. The Company evaluates its financial instruments, to determine if such instruments are liabilities or contain features that qualify as embedded derivatives. For financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents for all periods presented. The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. On June 30, 2022, and December 31, 2021, the Company had $3,303,000 and $201,000, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of June 30, 2022, $10,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank.

Accounts Receivable, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The allowance for doubtful accounts was $0 at June 30, 2022, and December 31, 2021.

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

Liquidity, Capital Resources and Going Concern

The Company believes that the net proceeds from the recent IPO and existing cash will be sufficient to fund current operating plans into the second quarter of 2023. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend our available financial resources much faster than we currently expected and need to raise additional funds sooner than anticipated. If the Company is unable to raise capital when needed or on acceptable terms, the Company would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Share-Based Compensation

The Company issues stock-based compensation awards to employees and directors in the form of stock options. The Company measures and recognizes compensation expense for all stock-based awards based on the awards’ fair value. Share-based compensation for stock options awards are measured on the date of grant using a Black-Scholes-Merton option pricing model.

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

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other fees and costs that are directly attributable to in-process equity financings as deferred offering costs until such financings are completed.  Upon the completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering.  Upon the completion of the IPO in April 2022, approximately $1.5 million of offering costs related to the IPO were reclassified to additional paid-in capital.  The Company had no deferred financing costs as of June 30, 2022.

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

NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Accrued and other liabilities

	June 30, 2022	December 31, 2021

Accrued salaries and expenses	197,043	340,363
Accrued interest	-	356,219
	$197,043	$696,582

NOTE 6. LEASES

Rent expense for the three months ended June 30, 2022 and 2021 was $16,425 and $15,663, respectively. Rent expense for the six months ended June 30, 2022 and 2021 was $32,510, and $31,326, respectively. The Company entered into a subleasing agreement in 2021 and realized $26,340 and $25,140 of sublease income for the six months ended June 30, 2022, and 2021. Both the lease and sublease are netted within the general & administrative line item in the Condensed Statements of Operations. Our current office lease and sublease expired on June 30, 2022.

NOTE 7. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	June 30, 2022	December 31, 2021

Patents and licenses	$2,060,815	$1,938,858
UC royalty	200,000	150,000
Other	5,017	5,017
	2,265,832	2,093,875
Less: accumulated amortization	(1,040,834)	(949,250)
Intangible assets, net	$1,224,999	$1,144,625

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement (generally fifteen years) and charged to research and development. UC royalties are paid annually, amortized over twelve months, and charged to cost of revenue.

Amortization expense related to purchased intangible assets was $33,396 and $30,687 for the three months ended June 30, 2022, and 2021, respectively. Amortization expense related to purchased intangible assets was $66,583 and $61,374 for the six months ended June 30, 2022, and 2021, respectively.

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

NuVasive, Inc. Convertible Note and SAFE Agreement:

In February 2020, NuVasive and the Company renegotiated and amended their prior marketing agreement. In consideration of changing the marketing agreement, NuVasive and the Company entered into a $2.0 million (Simple Agreement for Future Equity “SAFE”) agreement. The SAFE provided that NuVasive would receive $2 million of capital stock if the Company would raise a minimum of $10.0 million of new capital on or before December 31, 2020, which was later extended to June 30, 2021. If the $10.0 million was not raised, the Company would issue to NuVasive 1,584,660 Series B-2 preferred shares . The $10.0 million was not raised and the Company issued 1,584,660 Series B-2 preferred shares to NuVasive in December 2021.

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

In March 2020, the Company negotiated an additional investment agreement with NuVasive whereby NuVasive purchased $ 308,720 of convertible notes under the same terms as the existing holders of the Company's convertible notes.

In June 2021, NuVasive’s convertible note principal plus accrued, but unpaid, interest was converted (in accordance with the terms of all of the convertible notes) into Series B-3 Preferred shares (see Convertible Notes above). The B-3 preferred shares were issued December 3, 2021.

Cares Act Paycheck Protection Program Loan (PPP Loan)

In April 2020 and February 2021, the Company entered into two promissory notes evidencing an unsecured loan (the “Loans”) in the amounts of $ 245,191 and $125,000, respectively, made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the CARES Act administered by the U.S. Small Business Administration.

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

Pursuant to the terms of the CARES Act and the PPP, the Company applied in February 2021 to the lender for forgiveness of the amount due on the Loans. In May 2021, the Company was notified that 100% of the first loan of $245,191 and related interest of $2,622 had been forgiven, and in August 2021 the Company was notified that 100% of the second loan of $ 125,000 and related interest of $698 had been forgiven. The amounts eligible for forgiveness was based on the amount of Loan proceeds used by the Company for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP.

Promissory Notes Payable

In June 2021, the Company issued $2.0 million of promissory notes that matured at the earlier of the consummation of a Qualified Financing or May 31, 2022. The promissory notes incorporated the following major attributes: secured by a lien and security interest on substantially all of the Company’s assets; interest accrues at 33%; holder option to convert the accrued interest into the Company securities being offered in a Qualified Financing at 30% (i.e. 70% discount) of the price being paid by other investors in the Qualified Financing; and automatic conversion in the case of a Qualifying IPO of the accrued interest into the Company securities being offered in the Qualifying IPO at 30% (70% discount) of the price being paid by other investors in the Qualifying IPO. If the promissory notes remained outstanding after May 31, 2022, the Company had the option to extend the promissory notes upon the payment of an extension fee, which consisted of 150,000 warrants (20,080 warrants post-split) with a five-year term, to purchase shares of the Company’s common stock at a price of $ 0.01 per share ($0.0747 post-split).

On April 21, 2022, the registration statement for our initial public offering (IPO) was declared effective.  In connection with the effectiveness of the IPO registration statement, all accrued interest on the Company's outstanding secured promissory notes was converted into (i) 426,768 post-split common shares and (ii) 426,768 post-split common stock warrants, with a $1,299,507 beneficial conversion rate charged to interest expense.

On April 27, 2022, the Company used $2 million of the IPO proceeds to retire all outstanding secured promissory notes.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company so elects. The U.S. licensed patents that are currently issued expire between 2026 and 2029, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $12,500 for the three months ended June 30, 2022, and 2021, respectively, and $25,000 for the six months ended June 30, 2022, and 2021, respectively, which were recorded in cost of revenue.

Additionally, the Company was obligated to make a cash Indexed Milestone Payment to the Regents of the University of California in the event of either a Change of Control or an Initial Public Offering (IPO). This cash payment was calculated as follows: 28,532 post-split shares (213,313 pre-split shares) of Company common stock times the IPO price of $4.34. On May 2, 2022, in connection with the IPO, the Company paid the University of California - San Francisco the amount of $123,828 to satisfy the Indexed Milestone Payment obligation included within the exclusive license agreement.

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

Stock Option Grant to our Executive Chairman

In September 2021, the Board of Directions approved a stock option grant of 1,204,819 post-split shares to Dr. Jeffrey Thramann, our Executive Chairman. These options are conditional, such that they vest only upon the occurrence of certain specified events, including an IPO, a next round financing, the merger of the Company with a SPAC, or the sale of the Company. The amount of stock options that will vest upon such specified events depends upon the terms and timing of the applicable event. In the case of an IPO, the number of shares that will vest is equal to 16.7% of the Company’s pre-IPO fully diluted shares (inclusive of the portion of Dr. Thramann’s option grant that will become vested). Any remaining portion of the option grant will be cancelled. The agreement with Dr. Thramann also contains provisions in the event of his voluntary resignation from the company, as well as other provisions if he is terminated by the Company.

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

Preference Amounts	Issue Date	Total Face Value of Investment	Issue Purchase Price/Share

Series B-1 Preferred Stock	7/27/2017	$1,500,000	$1.26
	8/2/2018	$5,217,698	$1.26
	3/1/2019	$2,463,328	$1.26

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

Warrants

Warrants issued with Convertible Notes

During the years ended December 31, 2021, and 2020, the Company issued 17,286 and 58,846 warrants, respectively, to certain investors who participated over an agreed investment minimum amount in the purchase of our convertible notes. The value of the warrants was recorded as a debt discount and expensed based on the fair value. Just prior to the IPO, these common stock warrants were exercised on a net share basis for 60,408 common shares (451,245 pre-split shares).  A loss on warrants exercised of $152,653 was recorded.

Warrants issued at IPO

On April 26, 2022, the Company completed its IPO of 2,165,000 units, at a public offering price of $4.35 per unit. Each unit consisted of (i) one share of common stock and (ii) one common stock warrant with an exercise price of $4.35 per share. The common stock and warrants were immediately separable and issued separately in the offering. Each warrant is immediately exercisable at the option of the holder and expires five years from the date of issuance.

Following the commencement of the IPO, the underwriters partially exercised their over-allotment option and purchased an additional 324,750 common stock warrants at a price per warrant of $0.01.  Each warrant is immediately exercisable at the option of the holder and expires five years from the date of issuance.

In connection with the IPO, we issued to the representative of the underwriters a common stock warrant for 173,200 shares with an exercise price of $5.44 per share. The representative's warrants are exercisable commencing October 26, 2022 and will expire on April 26, 2027.

The Company evaluated the terms of the warrants issued at the IPO and determined that they should be classified as equity instruments based upon accounting guidance provided in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Since the Company determined that the warrants were equity classified, the Company recorded the proceeds from the IPO, net of issuance costs, within common stock at par value and the balance of proceeds to additional paid in capital.

As of June 30, 2022, the outstanding warrants are exercisable into 3,089,718 shares of common stock whose fair value was $0.36 per share, based on the closing trading price on that day.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) used to compute basic and diluted loss per common share	$(3,707,515)	$(465,844)	$(4,643,603)	$(983,703)
Denominator:
Weighted average shares used to compute basic and dilutive loss per share	7,821,515	905,685	4,363,600	905,685

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, warrants, and the conversion of preferred shares are excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive. Net loss per share excluded 5,538,406 and 2,919,376 shares for the three months ended June 30, 2022, and 2021, respectively, and 5,574,663 and 2,916,601 shares for the six months ended June 30, 2022, and 2021, respectively.

NOTE 12. STOCK OPTION PLANS

2022 Aclarion Equity Incentive Plan

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

Options granted under the 2022 Plan may be incentive stock options or non-statutory stock options, as determined by the administrator at the time of grant of an option. Restricted stock may also be granted under the 2022 Plan. The options vest in accordance with the grant terms and are exercisable for a period of up to 10 years from grant date.

The fair value of the options granted for the three months ended June 30, 2022 and 2021, and six months ended June 30, 2022 and 2021, were estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

Risk-free interest rate	1.99%
Dividend yield	0.00%
Expected term	6-8 years
Expected volatility	66.35%

Nocimed, Inc. 2015 Stock Plan

The Company maintains the Nocimed, Inc. 2015 Stock Plan, or the “Existing Plan”, under which the Company could grant 2,440,931 post-split shares or options of the Company to our employees, consultants, and other service providers. The Company has suspended the Existing Plan in connection with the IPO. No further awards will be granted under the Existing Plan, but awards granted prior to the suspension date will continue in accordance with their terms and the terms of the Existing Plan.

The fair value of the options granted for the three months ended June 30, 2022, and 2021, and six months ended June 30, 2022, and 2021, were estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

Risk-free interest rate	1.99%
Dividend yield	0.00%
Expected term	6-8 years
Expected volatility	25.00%

Determining Fair Value of Stock Options

The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Valuation and Amortization Method —The Company estimates the fair value of its stock options using the Black-Scholes-Merton option-pricing model. This fair value is then amortized over the requisite service periods of the awards.

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

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A summary of option activity under the Company’s incentive plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value of Unexercised Options
Balance at December 31, 2021	2,255,672	$1.84	9.2
Options granted	193,016
Options exercised
Options forfeited/expired

Balance at June 30, 2022	2,448,688	$1.91	8.6
Exercisable at December 31, 2021	592,532	$1.58		$215,641
Exercisable at June 30, 2022	1,895,911	$1.83		$113

The aggregate intrinsic value in the table above of the unexercised options reflects the total pre-tax intrinsic value (the difference between the Nasdaq closing price on June 30, 2022 and the exercise price of the options that would have been received by option holders if all options exercisable had been exercised).

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Sales and marketing	$848	$520	$1,696	$1,040
Research and development	3,064	808	6,129	1,616
General and administrative	697,593	3,404	716,802	6,808
	701,505	4,732	724,627	9,464

As of June 30, 2022, total unrecognized compensation cost related to stock options was $952,234 and the weighted average period over which this cost is expected to be recognized is 8.6 years.

NOTE 13. SUBSEQUENT EVENTS

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 855, Subsequent Events, management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued on August 15, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of operations

For the Three Months Ended June 30, 2022, and 2021:

The following table summarizes our results of operations for the three months ended June 30, 2022, and 2021.

	Three Months Ended June 30,		Change
	2022	2021	Amount

Revenue	$10,676	$25,620	$(14,944)
Cost of revenue	14,249	20,304	(6,055)
Gross margin	(3,573)	5,316	(8,889)

Operating expenses:
Sales and marketing	124,759	64,961	59,798
Research and development	353,226	162,714	190,512
General and administrative	1,883,843	404,265	1,479,578
Total operating expenses	2,361,828	631,940	1,729,888

Income (loss) from operations	(2,365,401)	(626,624)	(1,738,777)

Other income (expense):
PPP loan forgiveness	-	245,191	(245,191)
Interest expense	(1,340,667)	(82,829)	(1,247,838)
Other, net	(1,447)	(1,582)	135
Total other income (expense)	(1,342,114)	160,780	(1,502,894)

Income (loss) before income taxes	(3,707,515)	(465,844)	(3,241,671)
Income tax provision	-	-	-
Net income (loss)	$(3,707,515)	(465,844)	$(3,241,671)

Dividends accrued for preferred stockholders:	$(128,208)	$(212,919)	$(84,711)
Net income (loss) allocable to common stockholders:	$(3,835,723)	$(678,763)	$(3,156,960)
Net income (loss) per share allocable to common stockholders, basic and diluted:	$(0.49)	$(0.75)	$(0.26)
Weighted average shares of common stock outstanding, basic and diluted: (1)	7,821,515	905,685	6,915,830

(1)

The weighted average shares of common stock outstanding is presented on a post-split basis. The Company implemented to a 1-for-7.47 reverse stock split of our shares of common stock immediately prior to the effectiveness of our IPO on April 21, 2022.

Total revenues. Total revenues for the quarter ended June 30, 2022 were $10,676, which was a decrease of $14,944, or 58.3%, from $25,620 for the quarter ended June 30, 2021. The decrease in revenues resulted from a decrease in the number of medical professionals ordering Nociscan reports for their patients, with no material changes in prices during the year.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, NuVasive commission of 6%, partner fees (Radnet), and credit card fees. Total cost of revenue was $14,249 for the quarter ended June 30, 2022, compared to $20,304 for the quarter ended June 30, 2021, a decrease of 29.8%. This change is due to the decrease in revenues and related costs.

Sales and Marketing. Sales and marketing expenses were $124,759 for the quarter ended June 30, 2022, compared to $64,961 for the quarter ended June 30, 2021, an increase of $59,798 or 92.1%. This increase was driven by investment in website and branding development.

Research and Development. Research and development expenses were $353,226 for the quarter ended June 30, 2022, compared to $162,714 for the quarter ended June 30, 2021, an increase of $190,512 or 117.1%. Approximately $123,000 of the increase was related to the milestone payment to UCSF.  The remaining increase was due to additional project engineering services.

General and Administrative. General and administrative expenses were $1,883,843 for the quarter ended June 30, 2022, an increase of $1,479,578 or 365.9%, from $404,265 for the quarter ended June 30, 2021. The increase in general and administrative expenses was primarily driven by increased compensation expense related to the vesting of the Company's Executive Chairman’s outstanding common stock options in connection with the completion of the IPO, increased compensation expense related to new management (incremental to Q1 2021) in place, increased compensation expense related to management and director bonuses in connection with the completion of the IPO, and an increase in directors’ and officers’ liability insurance.

Interest Expense. Interest expense was $1,340,667 for the quarter ended June 30, 2022, an increase of $1,257,838, from the $82,829 for the quarter ended June 30, 2021. The increase in interest expense was primarily driven by the $1.3 million beneficial conversion rate charged to interest expense for the conversion of all accrued interest on the Company's outstanding secured promissory notes into common shares and common stock warrants in connection with the effectiveness of the IPO.

For the Six Months Ended June 30, 2022, and 2021:

The following table summarizes our results of operations for the six months ended June 30, 2022, and 2021.

	Six Months Ended June 30,		Change
	2022	2021	Amount

Revenue	$19,702	$37,450	$(17,748)
Cost of revenue	30,981	36,869	(5,888)
Gross margin	(11,279)	581	(11,860)

Operating expenses:
Sales and marketing	194,067	130,829	63,238
Research and development	558,029	330,465	227,564
General and administrative	2,375,126	626,453	1,748,673
Total operating expenses	3,127,222	1,087,747	2,039,475

Income (loss) from operations	(3,138,501)	(1,087,166)	(2,051,335)

Other income (expense):
PPP loan forgiveness	-	245,191	(245,191)
Interest expense	(1,503,407)	(140,043)	(1,363,364)
Other, net	(1,695)	(1,685)	(10)
Total other income (expense)	(1,505,102)	103,463	(1,608,565)

Income (loss) before income taxes	(4,643,603)	(983,703)	(3,659,900)
Income tax provision	-	-
Net income (loss)	$(4,643,603)	(983,703)	$(3,659,900)

Dividends accrued for preferred stockholders:	$(415,523)	$(425,838)	$10,315
Net income (loss) allocable to common stockholders:	$(5,059,126)	$(1,409,541)	$(3,649,585)
Net income (loss) per share allocable to common stockholders, basic and diluted:	$(1.16)	$(1.56)	$0.40
Weighted average shares of common stock outstanding, basic and diluted: (1)	4,363,600	905,685	3,457,915

Total revenues. Total revenues for the six months ended June 30, 2022 were $19,702, which was a decrease of $17,748, or 47.4%, from $37,450 for the six months ended June 30, 2021. The decrease in revenues resulted from a decrease in the number of medical professionals ordering Nociscan reports for their patients, with no material changes in prices during the year.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, NuVasive commission of 6%, partner fees (Radnet), and credit card fees. Total cost of revenue was $30,981 for the six months ended June 30, 2022, compared to $36,869 for the six months ended June 30, 2021, a decrease of 16.0%. This change is due to the decrease in revenues and related costs.

Sales and Marketing. Sales and marketing expenses were $194,067 for the six months ended June 30, 2022, compared to $130,829 for the six months ended June 30, 2021, an increase of $63,238 or 48.3%, This increase was driven by investment in website and branding development.

Research and Development. Research and development expenses were $558,029 for the six months ended June 30, 2022, compared to $330,465 for the six months ended June 30, 2021, an increase of $227,564 or 68.9%. Approximately $123,000 of the increase was related to the milestone payment to UCSF.  The remaining increase was due to additional project engineering services.

General and Administrative. General and administrative expenses were $2,375,126 for the six months ended June 30, 2022, an increase of $1,748,673 or 279.1%, from $626,453 for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily driven by increased compensation expense related to the vesting of the Company's Executive Chairman’s outstanding common stock options in connection with the completion of the IPO, increased compensation expense related to new management (incremental to Q1 2021) in place, increased compensation expense related to management and director bonuses in connection with the completion of the IPO, and an increase in directors’ and officers’ liability insurance.

Interest Expense. Interest expense was $1,503,407 for the six months ended June 30, 2022, an increase of $1,363,364, from the $140,043 for the six months ended June 30, 2021. The increase in interest expense was primarily driven by the $1.3 million beneficial conversion rate charged to interest expense for the conversion of all accrued interest on the Company's outstanding secured promissory notes into common shares and common stock warrants in connection with the effectiveness of the IPO.

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

For financial reporting purposes, we performed common stock valuations as a private company with the assistance of a third-party specialist.  Subsequent to the initial public offering, the fair value of the Company’s common stock underlying its equity awards is based on the quoted market price of the Company’s common stock on the grant date.

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

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred shares and debt financing, PPP loans that were forgiven, and an initial public offering on April 21, 2022.

Through June 30, 2022, we raised an aggregate of $33,145,148 of gross proceeds from $19,319,098 of preferred and common stock, $2,928,541 from the sale of convertible notes, $2,000,000 from secured promissory notes payable, $370,191 of PPP loans that were forgiven, and net proceeds of $8,527,318 from the IPO, after underwriter compensation and deductions. As of June 30, 2022, we had cash of $3,802,880.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021

Cash used in operating activities	$(3,081,011)	$(738,669)
Cash used in investing activities	(120,957)	(74,824)
Cash provided by financing activities	6,552,318	2,889,500
Net (decrease) increase in cash	$3,350,350	$2,076,007

Operating activities

During the six months ended June 30, 2022, operating activities used $3,081,011 of cash.  This use of cash consisted primarily of compensation and benefit expense, bonuses in connection with the completion of the IPO, a milestone payment to UCSF, directors’ and officers’ liability insurance, and pre-IPO marketing activities.  During the six months ended June 30, 2021, operating activities used $738,669 of cash, consisting primarily of compensation and benefit expense, consulting, and professional fees.

Investing activities

During the six months ended June 30, 2022 and 2021, investing activities used $120,957 and $74,824 of cash, respectively. These investing activities consisted almost entirely of patent and license maintenance.

Financing activities

During the six months ended June 30, 2022, net cash provided by financing activities was $6,552,318, which included the net of $8,552,318 (net of underwriter compensation and deductions, but excluding $25,000 pre-payment in 2021) of initial public offering proceeds and $2,000,000 repayment of promissory notes. During the six months ended June 30, 2021, net cash provided by financing activities was $2,889,500, which included $2,000,000 from issuance of promissory notes, $764,500 from our sale of convertible notes and the issuance of a $125,000 PPP loan to the Company.

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

Contractual obligations and commitments

Our current office lease and sublease expired on June 30, 2022.  The Company does not have any contractual obligations not on our balance sheet as of June 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in the Risk Factors section of the Company’s Prospectus dated April 21, 2022, as filed with the SEC on April 25, 2022, under Rule 424(b)(4). There have been no material changes to our risk factors from those included in such Prospectus. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		Underwriting Agreement dated April 21, 2022	8-K	04-27-2022	1.1
3.1		Certificate of Incorporation of the Company	8-K	04-27-2022	3.1
3.2		Bylaws of the Company	8-K	04-27-2022	3.2
4.1		Form of Common Stock Certificate	10-Q	06-06-2022	4.1
4.2		Form of Public Warrant	8-K	04-27-2022	4.1
4.3		Form of Representative’s Common Stock Purchase Warrant	8-K	04-27-2022	4.2
4.4		Description of Securities	10-Q	06-06-2022	4.4
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	03-23-2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	03-23-2022	10.2
10.3	#	Employment Agreement of John Lorbiecki	S-1/A	03-23-2022	10.3
10.4	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	01-06-2022	10.4
10.5		Senior Secured Bridge Note	S-1/A	03-04-2022	10.5
10.6		License Agreement with UCSF the Regents of the University of California	S-1	01-06-2022	10.6
10.7		Amendment to UC License Agreement	S-1/A	03-04-2022	10.7
10.8	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	03-23-2022	10.8
10.9		Amended and Restated Investor Rights Agreement dated July 27, 2017	S-1/A	03-23-2022	10.9
10.10		First Amendment to Amended and Restated Investor Rights Agreement dated February 20, 2020	S-1/A	03-23-2022	10.10
10.11		NuVasive SAFE (Simple Agreement for Future Equity) dated February 28, 2020	S-1/A	03-23-2022	10.11
10.12	**	Right of First Offer Agreement	S-1/A	03-23-2022	10.12
10.13		First Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.13
10.14		Second Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.14
10.15		Convertible Note and Warrant Purchase Agreement	S-1/A	03-23-2022	10.16
10.16		Warrant Agent Agreement dated April 21, 2022	8-K	04-27-2022	10.1
10.17		Siemens Strategic Collaboration Agreement	S-1	01-06-2022	10.17
10.18	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	01-06-2022	10.20
10.19	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	01-06-2022	10.21
10.20	#	Nocimed, Inc. 2015 Stock Plan	S-8	05-26-2022	99.4
10.21	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	05-26-2022	99.5
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X

101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
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
John Lorbiecki
Chief Financial Officer (Principal Financial and Accounting Officer
Date: August 15, 2022

