Form 10-Q
period 2022-09-30
Aclarion, Inc.
filed 2022-11-14
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	ACON	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock	ACONW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, there were 7,821,515 shares of the registrant's common stock, $0.00001 par value per share, outstanding.

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aclarion, Inc.

Condensed Balance Sheets

	Sep 30, 2022	Dec 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$2,656,108	$432,530
Restricted cash	10,000	20,000
Accounts receivable, net	25,499	6,280
Prepaids and other current assets	188,314	273,394
Total current assets	2,879,921	732,204

Non-current assets:
Property and equipment, net	4,035	12,636
Intangible assets, net	1,217,206	1,144,625
Total non-current assets	1,221,241	1,157,261

Total assets	$4,101,162	$1,889,465

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$718,278	$1,065,304
Accrued and other liabilities	450,148	696,582
Promissory note payable	–	2,000,000
Preferred dividends payable	–	3,856,898
Total current liabilities	1,168,426	7,618,784

Commitments and contingencies (See Note 9)

Redeemable preferred stock: (See Note 8)
Series B-2 preferred stock - $0.0001 par value, 1,600,000 authorized and 1,584,660 shares issued and outstanding at December 31, 2021	–	16
Series B-3 preferred stock - $0.0001 par value, 4,300,000 authorized and 4,228,149 shares issued and outstanding at December 31, 2021	–	42
Additional paid-in capital - series B2 and B3 preferred stock	–	7,102,229
Total mezzanine equity	–	7,102,287

Stockholders' equity (deficit):
Series A preferred stock - $0.00001 par value, 6,247,695 authorized and 6,247,695 shares issued and outstanding at December 31, 2021	–	62
Series B preferred stock - $0.00001 par value, 5,180,814 authorized and 5,160,096 shares issued and outstanding at December 31, 2021	–	52
Series B-1 preferred stock - $0.00001 par value, 10,758,338 authorized and 7,274,404 shares issued and outstanding at December 31, 2021	–	73
Common stock - $0.00001 par value, 200,000,000 authorized and 7,821,515 and 905,685 shares issued and outstanding (see Note 1)	78	9
Additional paid-in capital	41,510,853	19,054,234
Accumulated deficit	(38,578,195)	(31,886,036)
Total stockholders’ equity (deficit)	2,932,736	(12,831,606)

Total liabilities, mezzanine, and stockholders’ equity (deficit)	$4,101,162	$1,889,465

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue	$18,222	$10,865	$37,924	$48,315
Cost of Revenue	17,028	16,086	48,009	52,954
Net profit (loss)	1,194	(5,221)	(10,085)	(4,639)

Operating expenses:
Sales and marketing	159,388	78,377	353,456	209,206
Research and development	290,966	275,284	848,995	605,749
General and administrative	1,184,100	438,373	3,559,225	1,064,826
Total operating expenses	1,634,454	792,034	4,761,676	1,879,781

Income (loss) from operations	(1,633,260)	(797,255)	(4,771,761)	(1,884,420)

Other income (expense):
PPP Loan Forgiveness	–	128,320	–	373,511
Interest expense	(2,070)	(167,626)	(1,505,477)	(307,668)
Changes in fair value of redeemable preferred stock	–	(2,122,234)	–	(2,122,234)
Other, net	2,297	6,377	602	4,692
Total other income (expense)	227	(2,155,163)	(1,504,875)	(2,051,699)

Income (loss) before income taxes	(1,633,033)	(2,952,418)	(6,276,636)	(3,936,119)
Income tax provision	–	–	–	–
Net income (loss)	$(1,633,033)	$(2,952,418)	$(6,276,636)	$(3,936,119)

Dividends accrued for preferred stockholders	–	(290,735)	(415,523)	(716,573)
Net income (loss) allocable to common stockholders	$(1,633,033)	$(3,243,153)	$(6,692,159)	$(4,652,692)
Net income (loss) per share allocable to common shareholders, basic and diluted:	$(0.21)	$(3.58)	$(1.21)	$(5.14)
Weighted average shares of common stock outstanding, basic and diluted:	7,821,515	905,685	5,516,238	905,685

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Mezzanine Shares and Stockholders Equity (Deficit)

(unaudited)

	Series A-1		Series A-2		Series A-3		Series A-4		Series B
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Balance, December 31, 2020	1,777,630	$18	1,444,037	$14	935,296	$9	2,090,732	$21	5,160,096	$52
Issuance of warrants	–	–	–	–	–	–	–	–	–	–
Preferred stock dividend payable	–	–	–	–	–	–	–	–	–	–
Share-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Balance, September 30, 2021	1,777,630	$18	1,444,037	$14	935,296	$9	2,090,732	$21	5,160,096	$52

Balance, December 31, 2021	1,777,630	$18	1,444,037	$14	935,296	$9	2,090,732	$21	5,160,096	$52
Issuance of warrants	–	–	–	–	–	–	–	–	–	–
Exercise of convertible note warrants	–	–	–	–	–	–	–	–	–	–
Preferred stock dividend payable	–	–	–	–	–	–	–	–	–	–
Conversion of preferred stock to common stock	(1,777,630)	(18)	(1,444,037)	(14)	(935,296)	(9)	(2,090,732)	(21)	(5,160,096)	(52)
Conversion of accrued interest on promissory notes	–	–	–	–	–	–	–	–	–	–
Issuance of common stock and warrants related to IPO, net issuance costs	–	–	–	–	–	–	–	–	–	–
Share-based compensation	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Balance, September 30, 2022	–	$–	–	$–	–	$–	–	$–	–	$–

	Series B1		Series B2		Series B3				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, December 31, 2020	7,274,404	$73	–	$–	–	$–	905,685	$9	$18,846,352	$(25,930,149)	(7,083,601)
Issuance of warrants	–	–	–	–	–	–	–	–	30,393	–	30,393
Preferred stock dividend payable	–	–	–	–	–	–	–	–	–	(716,573)	(716,573)
Share-based compensation	–	–	–	–	–	–	–	–	93,476	–	93,476
Net loss	–	–	–	–	–	–	–	–	–	(3,936,119)	(3,936,119)
Balance, September 30, 2021	7,274,404	$73	–	$–	–	$–	905,685	$9	$18,970,221	$(30,582,841)	(11,612,424)

Balance, December 31, 2021	7,274,404	$73	–	$–	–	$–	905,685	$9	$19,054,234	$(31,886,036)	$(12,831,606)
Issuance of warrants	–	–	–	–	–	–	–	–	1,280	–	1,280
Exercise of convertible note warrants	–	–	–	–	–	–	60,408	1	152,653		152,653
Preferred stock dividend payable	–	–	–	–	–	–	984,537	10	4,272,411	(415,523)	3,856,898
Conversion of preferred stock to common stock	(7,274,404)	(73)	–	–	–	–	3,279,117	33	7,102,441	–	7,102,287
Conversion of accrued interest on promissory notes	–	–	–	–	–	–	426,768	4	1,855,154	–	1,855,158
Issuance of common stock and warrants related to IPO, net issuance costs	–	–	–	–	–	–	2,165,000	22	8,021,854	–	8,021,876
Share-based compensation	–	–	–	–	–	–	–	–	1,050,826	–	1,050,826
Net loss	–	–	–	–	–	–	–	–	–	(6,276,636)	(6,276,636)
Balance, September 30, 2022	–	$–	–	$–	–	$–	7,821,515	$78	$41,510,853	$(38,578,195)	2,932,736

Aclarion, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss)	$(6,276,636)	$(3,936,119)
Adjustments to reconcile net (loss) to net cash used in operation activities
Depreciation and amortization	141,852	139,847
Share-based compensation	1,050,826	93,476
Warrants issued as non-cash finance charge	–	30,393
Gain on forgiveness of PPP loans	–	(373,511)
Loss on disposal of furniture and equipment	3,789	–
Changes in fair value of redeemable preferred stock	–	2,122,234
Change in assets and liabilities
Accounts receivable	(19,220)	11,824
Prepaids and other current assets	85,081	(92,710)
Accounts payable	(347,026)	157,830
Accrued and other liabilities	981,504	164,642
Accrued interest on promissory and convertible notes	200,712	114,404
Net cash used in operations	(4,179,118)	(1,567,690)

Cash flows from investing activities
Increase in intangible assets	(160,622)	(84,984)
Proceeds from sale of fixed assets	1,000	–
Net cash used in investing activities	(159,622)	(84,984)

Cash flows from financing activities
Proceeds from issuance of PPP Loan	–	125,000
Proceeds from issuance of convertible notes	–	814,500
Proceeds (repayment) from issuance of promissory notes	(2,000,000)	2,000,000
Issuance of common stock and warrants related to IPO, net issuance costs	8,552,318	–
Net cash provided by financing activities	$6,552,318	$2,939,500

Net increase in cash	2,213,578	1,286,826
Cash beginning of period	452,530	14,984
Cash end of period	$2,666,108	$1,301,810

Non-cash financing activities:
Dividends accrued on preferred shares	$415,523	$716,573
Exercise of convertible note warrants	$262,171	$–
Conversion of preferred stock to common stock	$25,754,379	$–
Conversion of preferred stock dividends to common stock	$4,272,420	$–
Conversion of accrued interest on promissory notes to common stock and warrants	$1,856,438	$–
Issuance of underwriter's warrants related to IPO	$74,677	$–

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Notes to Condensed Financial Statements

(unaudited)

NOTE 1. THE COMPANY AND BASIS OF PRESENTATION

The Company

Aclarion, Inc., formerly Nocimed, Inc., (the “Company” or “Aclarion”) is a healthcare technology company that leverages magnetic resonance spectroscopy (“MRS”), and a proprietary biomarker to optimize clinical treatments. The Company was formed in February 2015, is incorporated in Delaware, and has its principal place of business in Broomfield, Colorado.

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

The Company is also subject to risks and uncertainties as a result of the coronavirus disease (“COVID-19”) pandemic. The pandemic continues to evolve and its impact on the Company’s business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the imposition of governmental lockdowns, quarantine and physical distancing requirements, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. We are focused on navigating these recent challenges presented by COVID-19 and believe we are in a strong position to continue to sustain and grow our business.

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

On April 26, 2022, the Company completed its IPO of 2,165,000 units, at a public offering price of $4.35 per unit. Each unit consisted of (i) one share of common stock and (ii) one common stock warrant with an exercise price of $4.35 per share. Following the commencement of the IPO, the underwriters partially exercised their over-allotment option and purchased an additional 324,750 common stock warrants. After deducting underwriter's commissions and expenses, we received net proceeds of approximately $8.6 million and our common stock and warrants started trading on Nasdaq under the ticker symbols “ACON” and “ACONW”, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents for all periods presented. The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. On September 30, 2022, and December 31, 2021, the Company had $2,416,000 and $201,000, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of September 30, 2022, $10,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank.

Accounts Receivable, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The allowance for doubtful accounts was $0 at September 30, 2022, and December 31, 2021.

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

Liquidity, Capital Resources and Going Concern

The Company believes that the net proceeds from the April 2022 initial public offering will be sufficient to fund current operating plans into the second quarter of 2023. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development and commercialization efforts over the following nine months. Management has plans to secure such additional funding.

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

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other fees and costs that are directly attributable to in-process equity financings as deferred offering costs until such financings are completed. Upon the completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering. Upon the completion of the IPO in April 2022, approximately $1.5 million of offering costs related to the IPO were reclassified to additional paid-in capital. The Company had no deferred financing costs as of September 30, 2022.

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

In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company has adopted the new guidance, which did not have a material impact on its financial statements.

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

NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Accrued and other liabilities

	September 30, 2022	December 31, 2021

Accrued salaries and expenses	450,148	340,363
Accrued interest	–	356,219
	$450,148	$696,582

NOTE 6. LEASES

Rent expense for the three months ended September 30, 2022 and 2021 was $1,366 and $16,933, respectively. Rent expense for the nine months ended September 30, 2022 and 2021 was $33,876, and $48,697, respectively. The Company entered into a subleasing agreement in 2021 and realized $26,340 and $25,140 of sublease income for the nine months ended September 30, 2022, and 2021. Both the lease and sublease are netted within the general & administrative line item in the Condensed Statements of Operations. Our current office lease and sublease expired on June 30, 2022.

NOTE 7. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	September 30, 2022	December 31, 2021

Patents and licenses	$2,099,480	$1,938,858
UC royalty	200,000	150,000
Other	5,017	5,017
	2,304,497	2,093,875
Less: accumulated amortization	(1,087,292)	(949,250)
Intangible assets, net	$1,217,206	$1,144,625

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement and charged to research and development. UC royalties are paid annually, amortized over twelve months, and charged to cost of revenue.

Amortization expense related to purchased intangible assets was $33,958 and $33,387 for the three months ended September 30, 2022, and 2021, respectively. Amortization expense related to purchased intangible assets was $100,541 and $94,762 for the nine months ended September 30, 2022, and 2021, respectively.

NOTE 8. SHORT TERM NOTES AND CONVERTIBLE DEBT

Convertible Notes:

There were no convertible note purchases for the nine months ending September 30, 2022.

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

The Company recorded the SAFE when issued at its fair value, which was measured at $2 million, as NuVasive was to receive a variable number of shares with an aggregate value of $2 million.

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

Cares Act Paycheck Protection Program Loan (PPP Loan)

The Company did not enter into any Paycheck Protection Program (“PPP”) loans during the nine months ended September 30, 2022.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company so elects. The U.S. licensed patents that are currently issued expire between 2026 and 2029, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $12,500 for the three months ended September 30, 2022, and 2021, respectively, and $37,500 for the nine months ended September 30, 2022, and 2021, respectively, which were recorded in cost of revenue.

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

On April 21, 2022, 1,204,819 outstanding common stock options previously awarded to Dr. Jeffrey Thramann vested in connection with the completion of the IPO pursuant to the terms of such options. The exercise price of these options is $1.94 per share. The options have a 10-year term.

NOTE 10. STOCKHOLDERS’ EQUITY

The Company filed an Amended and Restated Certificate of Incorporation on April 21, 2022, as part of the initial public offering (IPO). The Company is authorized to issue two classes of stock to be designated, respectively, “Common Stock” and “Preferred Stock.” The total number of shares which the Company is authorized to issue is two hundred twenty million (220,000,000) shares. Two hundred million (200,000,000) shares are authorized to be Common Stock, having a par value per share of $0.00001. Twenty million (20,000,000) shares are authorized to be Preferred Stock, having a par value per share of $0.00001.

Prior to the IPO, the Company had authorized two classes of shares. These classes included shares of common stock and preferred stock. There was one authorized series of shares of common stock and eight existing authorized series of preferred stock: Series A-1, A-2, A-3, A-4, B, B-1, B-2, and B-3.

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

Warrants issued in connection with the IPO

In connection with the Company’s IPO, all accrued interest on the Company's outstanding secured promissory notes were converted into (i) 426,768 post-split common shares and (ii) 426,768 post-split common stock warrants, with beneficial conversion rates charged to interest expense upon conversion. These warrants have an exercise price of $4.35 per share.

In the IPO, the Company sold 2,165,000 units, at a public offering price of $4.35 per unit. Each unit consisted of (i) one share of common stock and (ii) one common stock warrant (“IPO Warrant”) with an exercise price of $4.35 per share. The common stock and the IPO Warrants were immediately separable and issued separately in the offering. The IPO Warrants are listed and tradeable on the NASDAQ stock market, immediately exercisable at the option of the holder, and expire five years from the date of issuance.

On April 22, 2022, the underwriters partially exercised their over-allotment option for an additional 324,750 IPO Warrants.

In connection with the IPO, we issued to the representative of the underwriters common stock warrants for 173,200 shares with an exercise price of $5.44 per share. The representative's warrants are exercisable commencing October 26, 2022, and will expire on April 26, 2027.

The Company evaluated the terms of all warrants issued at the IPO and determined that they should be classified as equity instruments based upon accounting guidance provided in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Since the Company determined that the warrants were equity classified, the Company recorded the proceeds from the IPO, net of issuance costs, within common stock at par value and the balance of proceeds to additional paid in capital.

As of September 30, 2022, 2,489,750 IPO Warrants were outstanding.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) used to compute basic and diluted loss per common share	$(1,633,033)	$(3,243,153)	$(6,692,159)	$(4,652,692)
Denominator:
Weighted average shares used to compute basic and dilutive loss per share	7,821,515	905,685	5,516,238	905,685

The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, warrants, and the conversion of preferred shares are excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive. Net loss per share excluded 5,617,143 and 3,562,379 shares for the three months ended September 30, 2022, and 2021, respectively, and 5,588,823 and 3,131,860 shares for the nine months ended September 30, 2022, and 2021, respectively.

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

The fair value of the options granted for the three months and nine months ended September 30, 2022, were estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

Risk-free interest rate (4/2022 – 8/2022)	1.99%
Risk-free interest rate (9/2022)	3.67%
Dividend yield	0.00
Expected term	6-8 years
Expected volatility	66.35%

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

The fair value of the options granted for the nine months ended September 30, 2022, and 2021, were estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

Risk-free interest rate	1.99%
Dividend yield	0.00
Expected term	6-8 years
Expected volatility	25.00%

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

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A summary of option activity under the Company’s incentive plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value of Unexercised Options
Balance at December 31, 2021	2,255,672	$1.84	9.2
Options granted	529,619
Options exercised
Options forfeited/expired	(50,201)
Balance at September 30, 2022	2,735,090	$1.91	8.6

Exercisable at December 31, 2021	592,532	$1.58		$215,641
Exercisable at September 30, 2022	2,101,708	$1.86		$0

The aggregate intrinsic value in the table above of the unexercised options reflects the total pre-tax intrinsic value (the difference between the Nasdaq closing price on September 30, 2022 and the exercise price of the options that would have been received by option holders if all options exercisable had been exercised).

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Sales and marketing	$848	$1,850	$2,544	$2,890
Research and development	4,272	10,994	10,401	12,610
General and administrative	321,079	71,168	1,037,882	77,976
	$326,199	$84,012	$1,050,826	$93,476

As of September 30, 2022, total unrecognized compensation cost related to stock options was $615,973 and the weighted average period over which this cost is expected to be recognized is 8.6 years.

NOTE 13. SUBSEQUENT EVENTS

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 855, Subsequent Events, management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued on November 14, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of operations

For the Three Months Ended September 30, 2022, and 2021:

The following table summarizes our results of operations for the three months ended September 30, 2022, and 2021.

	Three Months Ended September 30,		Change
	2022	2021	Amount

Revenue	$18,222	$10,865	$7,357
Cost of revenue	17,028	16,086	942
Gross margin	1,194	(5,221)	6,415

Operating expenses:
Sales and marketing	159,388	78,377	81,011
Research and development	290,966	275,284	15,682
General and administrative	1,184,100	438,373	745,727
Total operating expenses	1,634,454	792,034	842,420

Income (loss) from operations	(1,633,260)	(797,255)	(836,005)

Other income (expense):
PPP loan forgiveness	–	128,320	(128,320)
Interest expense	(2,070)	(167,626)	165,556
Changes in fair value of redeemable preferred stock	–	(2,122,234)	2,122,234
Other, net	2,297	6,377	(4,080)
Total other income (expense)	227	(2,155,163)	2,155,390

Income (loss) before income taxes	(1,633,033)	(2,952,418)	1,319,385
Income tax provision
Net income (loss)	$(1,633,033)	(2,952,418)	$1,319,385

Dividends accrued for preferred stockholders:	$–	$(290,735)	$290,735
Net income (loss) allocable to common stockholders:	$(1,633,033)	$(3,243,153)	$1,610,120
Net income (loss) per share allocable to common stockholders, basic and diluted:	$(0.21)	$(3.58)	$3.37
Weighted average shares of common stock outstanding, basic and diluted: (1)	7,821,515	905,685	6,915,830

(1)	The weighted average shares of common stock outstanding is presented on a post-split basis. The Company implemented to a 1-for-7.47 reverse stock split of our shares of common stock immediately prior to the effectiveness of our IPO on April 21, 2022.

Total revenues. Total revenues for the quarter ended September 30, 2022 were $18,222, which was an increase of $7,357, or 68%, from $10,865 for the quarter ended September 30, 2021. The increase in revenues resulted from a Purchase Order from the University of North Carolina at Chapel Hill for site trainings.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, NuVasive commission of 6%, partner fees (Radnet), and credit card fees. Total cost of revenue was $17,028 for the quarter ended September 30, 2022, compared to $16,086 for the quarter ended September 30, 2021, an increase of 6%. This change is due to the increase in revenues and related costs.

Sales and Marketing. Sales and marketing expenses were $159,388 for the quarter ended September 30, 2022, compared to $78,377 for the quarter ended September 30, 2021, an increase of $81,011 or 103%. This increase was driven by investment in website and branding development.

Research and Development. Research and development expenses were $290,966 for the quarter ended September 30, 2022, compared to $275,284 for the quarter ended September 30, 2021, an increase of $15,682 or 6%. The increase was due to additional project engineering services.

General and Administrative. General and administrative expenses were $1,184,099 for the quarter ended September 30, 2022, an increase of $745,726 or 170%, from $438,373 for the quarter ended September 30, 2021. The increase in general and administrative expenses was driven by increased compensation expense related to the vesting of the Executive Chairman’s and executive’s outstanding common stock options, increased compensation expense related to new management, increased compensation expense related to management and Executive Chairman bonuses, and an increase in directors’ and officers’ liability insurance.

Interest Expense. Interest expense was $2,070 for the quarter ended September 30, 2022, a decrease of $165,556, from the $167,626 for the quarter ended September 30, 2021. The decrease in interest expense was primarily driven by the interest expense on a promissory note converted into common shares and common stock warrants in connection with the effectiveness of the IPO.

For the Nine Months Ended September 30, 2022, and 2021:

The following table summarizes our results of operations for the nine months ended September 30, 2022, and 2021.

	Nine Months Ended September 30,		Change
	2022	2021	Amount

Revenue	$37,924	$48,315	$(10,391)
Cost of revenue	48,009	52,954	(4,945)
Gross margin	(10,085)	(4,639)	(5,446)

Operating expenses:
Sales and marketing	353,456	209,206	144,250
Research and development	848,995	605,749	243,246
General and administrative	3,559,225	1,064,826	2,494,399
Total operating expenses	4,761,676	1,879,781	2,881,895

Income (loss) from operations	(4,771,761)	(1,884,420)	(2,887,341)

Other income (expense):
PPP loan forgiveness	–	373,511	(373,511)
Interest expense	(1,505,477)	(307,668)	(1,197,809)
Changes in fair value of redeemable preferred stock	–	(2,122,234)	2,122,234
Other, net	602	4,692	(4,090)
Total other income (expense)	(1,504,875)	(2,051,699)	546,824

(Loss) before income taxes	(6,276,636)	(3,936,119)	(2,340,517)
Income tax provision	–	–	–
Net (loss)	$(6,276,636)	(3,936,119)	$(2,340,517)

Dividends accrued for preferred stockholders:	$(415,523)	$(716,573)	$301,050
Net income (loss) allocable to common stockholders:	$(6,692,159)	$(4,652,692)	$(2,039,467)
Net income (loss) per share allocable to common stockholders, basic and diluted:	$(1.21)	$(5.14)	$3.92
Weighted average shares of common stock outstanding, basic and diluted: (1)	5,516,238	905,685	4,610,553

Total revenues. Total revenues for the nine months ended September 30, 2022 were $37,924, which was a decrease of $10,391, or 22%, from $48,315 for the nine months ended September 30, 2021. The decrease in revenues resulted from a decrease in the number of medical professionals ordering Nociscan reports for their patients, with no material changes in prices during the year.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, NuVasive commission of 6%, partner fees (Radnet), and credit card fees. Total cost of revenue was $48,009 for the nine months ended September 30, 2022, compared to $52,954 for the nine months ended September 30, 2021, a decrease of $4,945, or 9%. This change is due to the decrease in revenues and related costs.

Sales and Marketing. Sales and marketing expenses were $353,456 for the nine months ended September 30, 2022, compared to $209,206 for the nine months ended September 30, 2021, an increase of $144,250, or 69%, This increase was driven by investment in website and branding development.

Research and Development. Research and development expenses were $848,995 for the nine months ended September 30, 2022, compared to $605,749 for the nine months ended September 30, 2021, an increase of $243,246 or 40%. Approximately $123,000 of the increase was related to the milestone payment to UCSF.  The remaining increase was due to additional project engineering services.

General and Administrative. General and administrative expenses were $3,559,225 for the nine months ended September 30, 2022, an increase of $2,494,399 or 234%, from $1,064,826 for the nine months ended September 30, 2021. The increase in general and administrative expenses was driven by increased compensation expense related to the vesting of the Executive Chairman’s and executive’s outstanding common stock options, increased compensation expense related to new management, director and executive chairman bonuses, and an increase in directors’ and officers’ liability insurance.

Interest Expense. Interest expense was $1,505,477 for the nine months ended September 30, 2022, an increase of $1,197,809, or 389%, from the $307,668 for the nine months ended September 30, 2021. The increase in interest expense was primarily driven by the $1.3 million beneficial conversion rate charged to interest expense for the conversion of all accrued interest on the Company's outstanding secured promissory notes into common shares and common stock warrants in connection with the effectiveness of the IPO.

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

Until our April 2022 IPO, we were a private company with no active public market for our common equity. Therefore, we had periodically determined the overall value of our company and the estimated per share fair value of our common equity at their various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of CPA’s Practice Aid. Since a public trading market for our common stock has been established in connection with the completion of our IPO, it will no longer be necessary for us to estimate the fair value of our common stock in connection with our accounting for equity awards we may grant, as the fair value of our common stock will be its public market trading price.

For financial reporting purposes, we performed common stock valuations as a private company with the assistance of a third-party specialist.  Subsequent to the initial public offering, the fair value of the Company’s common stock underlying its equity awards is based on the quoted market price of the Company’s common stock on the grant date.

Going Concern

The Company believes that cash on hand of $2.7 million will be sufficient to fund current operating plans into the second quarter of 2023. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development and commercialization efforts over the following nine months. Management has plans to secure such additional funding.

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

Through September 30, 2022, we raised an aggregate of $33,145,148 of gross proceeds from $19,319,098 of preferred and common stock, $2,928,541 from the sale of convertible notes, $2,000,000 from secured promissory notes payable, $370,191 of PPP loans that were forgiven, and net proceeds of $8,527,318 from the IPO, after underwriter compensation and deductions. As of September 30, 2022, we had cash of $2,666,108.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months Ended September 30,
	2022	2021

Cash used in operating activities	$(4,179,118)	$(1,567,690)
Cash used in investing activities	(159,622)	(84,984)
Cash provided by financing activities	6,552,318	2,939,500
Net increase in cash	$2,213,578	$1,286,826

Operating activities

During the nine months ended September 30, 2022, operating activities used $4,179,118 of cash.  This use of cash consisted primarily of compensation and benefit expense, bonuses in connection with the completion of the IPO, a milestone payment to UCSF, directors’ and officers’ liability insurance, and pre-IPO marketing activities. During the nine months ended September 30, 2021, operating activities used $1,567,690 of cash, consisting primarily of compensation and benefit expense, consulting, and professional fees.

Investing activities

During the nine months ended September 30, 2022 and 2021, investing activities used $159,622 and $84,984 of cash, respectively. These investing activities consisted almost entirely of patent and license maintenance.

Financing activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $6,552,318, which included the net of $8,552,318 (net of underwriter compensation and deductions but excluding $25,000 pre-payment in 2021) of initial public offering proceeds and $2,000,000 repayment of promissory notes. During the nine months ended September 30, 2021, net cash provided by financing activities was $2,939,500, which included $2,000,000 from issuance of promissory notes, $814,500 from our sale of convertible notes and the issuance of a $125,000 PPP loan to the Company.

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

Contractual obligations and commitments

Our current office lease and sublease expired on June 30, 2022.  The Company does not have any contractual obligations not otherwise on our balance sheet as of September 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 14, 2022

