Form 10-K/A
period 2022-12-31
Aclarion, Inc.
filed 2023-06-12
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K/A

(Amendment No. 1)

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

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

As of June 12, 2023, 8,200,875 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2022, filed on February 27, 2023 (the “Original Filing”), to amend and restate our financial statements as of December 31, 2022, and for the twelve months ended December 31, 2022 (“the 2022 financial statements”). The 2022 annual financial statements are restated to:

(i)	properly record a liability and expense related to the 2022 annual cash incentive program (“bonus accrual”),
(ii)	correct a misclassification error within the balance sheet related to the grants of restricted stock units to consultants,
(iii)	properly reverse a $152,653 charge for the exercise of warrants, and,
(iv)	correct the classifications of cash outflows of approximately $365,060 associated with the Initial Public Offering on the cash flow statement (the “Errors”).

The correction to the bonus accrual results in a reduction of compensation expense and related liability by approximately $384,000, in line with the actual payout determined by the Company’s Compensation Committee in mid-March 2023. The correction to properly record the grants of restricted stock units to consultants results in a reduction of approximately $345,000 to both an asset and liability accounts, and a reclass of approximately $54,000 credit from an asset account to the APIC account.

The foregoing changes have no impact on the Company’s cash position, revenues or liquidity.

For the convenience of the reader, this Amendment sets forth our Original Filing in its entirety, as amended by the changes related to the 2022 financial statements. This Amendment does not reflect events occurring after the filing of our Original Filing, or modify or update those disclosures, except as disclosed in our financial statement footnote subsequent event disclosures. The following sections of our Original Filing have been amended:

● Part II - Item 7 - Management’s Discussion and Analysis or Plan of Operation; and

● Part II - Item 8 - Financial Statements and Supplementary Data.

● Part III - Item 11 – Executive Compensation.

This Amendment has been signed as of a current date and all certifications of our Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

•	We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we do achieve profitability, we may not be able to sustain it;

•	We, as well as our auditors, have previously expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing; have previously expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing;

•	We believe our current cash resources, including funding received subsequent to year end, will be sufficient to fund our current operating plans into the second quarter 2023. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise additional capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

•	We have identified a material weakness in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud;

•	The COVID-19 pandemic may have a material adverse effect on our business, financial condition and operating results, as well as on the operations and financial performance of our customers and suppliers. We are unable to predict the extent to which the pandemic and related restrictions will impact our business, operations, financial performance and the achievement of our strategic objectives;

•	We currently rely on our technology for use in assisting doctors to diagnose chemically painful discs causing discogenic low back pain, as well for supporting other diagnoses, treatments, and research related to lumbar disc chemistry. If we are not successful in marketing and enhancing awareness of our technology, driving adoption across our current target population, increasing referrals, and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected;

•	Currently, we can only market our product in the United States and certain countries observing CE mark regulations. Regulatory approvals that currently apply to our products include assessments where we determine the appropriate regulatory pathway for our products. Although we use regulatory consultants to assist in the self-registration processes and determinations, it is possible a regulator could disagree with our analysis. It is also possible that regulations relating to how we market our products may change. In addition, to maintain our ability to market our products under the approved regulations, we are required to adhere to multiple protocols in order to maintain regulatory approvals. The Company has failed to adequately follow protocols in the past and it is possible this may happen again in the future. If there is a change in our ability to market our products it may harm our sales, business, financial condition and results of operations;

•	Our commercial success will depend on attaining significant market acceptance of our technology among patients, clinicians (primarily spine surgeons and pain management physicians) and imaging facilities, as well as increasing the number of patients who are prescribed for use of our diagnostic technology. If we are unable to successfully achieve substantial market acceptance and adoption of our technology, our sales, business, financial condition and results of operations would be harmed;

•	Our commercial software products currently depend on compatible use with a limited number of MR scanners that are provided by one MR scanner vendor, SIEMENS, which limits our ability to address the total potential patient population that our products could otherwise address in commercial sales. There are risks related to the on-going compatibility, shortages, price fluctuations, and ability to grow the number of compatible MR scanner platforms that, if realized, could harm our sales, business, financial condition, and results of operations;

•	If we are unable to obtain, maintain, protect, enforce and defend patent or other intellectual property protection for our technology, or if the scope of our patents and other intellectual property protections is not sufficiently broad, or as a result of our existing or any future out-licenses of our intellectual property, our competitors could develop and commercialize products similar to or competitive with our products and services, our ability to continue to commercialize our technology, or our other products and services, may be harmed.

•	We may be unable to compete successfully with other available alternatives for diagnosing low back pain, including, in particular, identifying painful discs causing discogenic low back pain, which could harm our sales, business, financial condition and results of operations;

•	If adequate reimbursement becomes unavailable for the procedures that use, or could use, our diagnostic technology, or becomes unavailable for providing other ongoing care for patients diagnosed with the assistance of our technology, it could diminish our sales, affect our ability to sell our technology profitably, or could otherwise harm our business, financial condition, and results of operations;

•	Our collection, use, storage, disclosure, transfer and other processing of sensitive and personal information could give rise to significant costs, liabilities and other risks, including, as a result of investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data protection practices, which may harm our business, financial conditions, results of operations;

•	Our current product is supported by a single clinical study at a single clinical center involving one spine surgeon who has a financial interest in the Company. If we are unable to replicate the success of our initial clinical trial, the efficacy of our product may be in question and our sales, business, financial condition and results of operations will be harmed;

•	To reach the full market potential of our product, we will need to leverage advanced machine learning and artificial intelligence technologies (“AI”) to a larger degree than we do today. Introducing new technologies into our products require that we secure new regulatory approvals and demonstrate additional clinical success. If we are unable to secure regulatory approvals for our new products, or if they prove incapable of demonstrating clinical success, our market opportunity will be reduced and our sales, business, financial condition and results of operations may be harmed; and

•	Our current product is dependent on certain processes that are not optimized to support the scaling of our technology. If we are not able to efficiently automate these processes, the Company will not be able to grow and our sales, business, financial condition and results of operations will be harmed.

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

Refer to Note 16: Subsequent Events - Securities Purchase Agreement – Unsecured Non-Convertible Note to the Company’s financial statements, for more information regarding recent funding developments.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses. Our net losses were $7,068,593 and $4,950,290 for the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $39,370,153. To date, we have devoted our efforts toward securing financing, building and evolving our technology platform, and complying with regulatory requirements as well as initiating marketing efforts for our products. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

Refer to Note 16: Subsequent Events, to the Company’s financial statements, for information regarding recent funding developments.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited financial statements (prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Aclarion, Inc.

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

We have funded our operations with proceeds from the April 2022 IPO. Since inception we have incurred significant operating losses. As of December 31, 2022, we had an accumulated deficit of approximately $39.4 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful commercialization and continued development of our SaaS platform. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Refer to Note 16: Subsequent Events, to the Company’s financial statements, for information regarding recent funding developments.

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

Results of operations

Operating activities:

The following table summarizes our results of operations for the twelve months ended December 31, 2022, and 2021.

	Year Ended December 31,
	2022	2021	2021 to 2022
	(restated)		$ Change
Revenue
Revenue	$60,444	$60,292	$152
Cost of revenue	65,298	69,175	(3,877)
Gross profit (loss)	(4,854)	(8,883)	4,029

Operating expenses:
Sales and marketing	498,003	330,814	167,189
Research and development	1,067,992	787,850	280,142
General and administrative	3,990,719	1,825,491	2,165,228
Total operating expenses	5,556,714	2,944,155	2,612,560

Income (loss) from operations	(5,561,568)	(2,953,038)	(2,608,531)

Other income (expense):
PPP loan forgiveness	–	373,511	(373,511)
Interest expense	(1,507,546)	(474,911)	(1,032,635)
Changes in fair value of redeemable preferred stock	–	(1,900,310)	1,900,310
Other, net	521	4,458	(3,937)
Total other income (expense)	(1,507,025)	(1,997,252)	490,227

Income (loss) before income taxes	(7,068,593)	(4,950,290)	(2,118,303)
Income tax provision	–	–	–
Net income (loss)	$(7,068,593)	$(4,950,290)	$(2,118,303)

Dividends accrued for preferred stockholders	$(415,523)	$(1,005,598)	$590,075
Net income (loss) allocable to common stockholders	$(7,484,116)	$(5,955,888)	$(1,528,228)
Net income (loss) per share allocable to common shareholders	$(1.23)	$(6.58)	$5.35
Weighted average shares of common stock outstanding, basic and diluted	6,105,569	905,685	5,199,884

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

Sales and Marketing. Sales and marketing expenses were $498,003 for the year ended December 31, 2022, compared to $330,814 for the year ended December 31, 2021, an increase of $167,189 or 50.5%. This increase was driven primarily by additional investment in website and branding development, press releases, attendance at conferences, and Key Opinion Leader consulting fees.

Research and Development. Research and development expenses were $1,067,992 for the year ended December 31, 2022, compared to $787,850 for the year ended December 31, 2021, an increase of $280,142 or 35.6%. This increase was primarily due to a $123,828 contract milestone payment to UCSF in April 2022 and increased utilization of independent service providers in the areas of clinical and reimbursement.

General and Administrative. General and administrative expenses were $3,990,719 for the year ended December 31, 2022, an increase of $2,165,228 or 118.6%, from $1,825,491 for the year ended December 31, 2021. The increase in general and administrative expenses was driven by increased compensation expense related to the vesting of the Executive Chairman’s and executive’s outstanding common stock options, increased compensation expense related to new management, director and executive chairman bonuses, and an increase in directors’ and officers’ liability insurance.

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

Other Net Expenses. During the year ended December 31, 2022, Other Net expenses were $521, which included bank interest, government fees, and realized exchange rate losses. During the year ended December 31, 2021, Other Net expenses of $4,458 (gain) included a $5,000 grant from the California Relief Program and cash rewards from credit card programs, offset in part by government fees and realized exchange rate losses.

Net income (loss).  The Company experienced a net loss of $7,068,593 for the year ended December 31, 2022, compared to a net loss of $4,950,290 for the year ended December 31, 2021. In general, the year 2022 included higher compensation expenses and interest charges specific to the April 2022 IPO. During the year 2021 the Company had an approximate $1.9 million fair value adjustment (expense) related to the issuance of preferred stock.

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

Refer to Note 16: Subsequent Events, to the Company’s financial statements, for information regarding recent funding developments.

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

On May 16, 2023, the Company entered into a securities purchase agreement with accredited investors for an unsecured non-convertible note financing. The Company has received $1,250,000 of gross proceeds in connection with the first tranche closing of this financing. The Company has the option, subject to certain conditions, to close on a second tranche of this financing. If the second tranche is closed, the Company will receive an additional $750,000 of gross proceeds. The option for the second tranche is exercisable by the Company at any time during the period commencing on the 10th trading day after the first tranche closing date and ending on the earlier of (x) the date no first tranche notes remain outstanding and (y) the six-month anniversary of the first tranche closing date. The Company expects the combined tranche financing of $2,000,000 should fund operations for approximately four months, into the third quarter of 2023.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021
	(restated)
Cash used in operating activities	$(4,949,112)	$(2,399,949)
Cash used in investing activities	(207,870)	(102,005)
Cash provided by financing activities	6,187,258	2,939,500
Net increase (decrease) in cash and cash equivalents	$1,030,276	$437,546

Operating activities

During the year ended December 31, 2022, net cash used in operating activities was $4,949,112. This use of cash consisted primarily of compensation and benefit expense, bonuses in connection with the completion of the IPO, a milestone payment to UCSF, directors’ and officers’ liability insurance, and pre-IPO marketing activities. During the twelve months ended December 31, 2021, operating activities used $2,399,949, consisting primarily of compensation and benefit expense, consulting, and professional fees.

Investing activities

During the year ended December 31, 2022, and 2021, investing activities used $207,870 and $102,005 of cash, respectively. These investing activities consisted almost entirely of patent and license maintenance.

Financing activities

During the year ended December 31, 2022, net cash provided by financing activities was $6,187,258, which included the net of $8,552,318 (net of underwriter compensation and deductions but excluding $25,000 pre-payment in 2021) of initial public offering proceeds, $2,000,000 repayment of promissory notes, and $365,060 of IPO issuance costs. During the year ended December 31, 2021, net cash provided by financing activities was $2,939,500, which included $2,000,000 from issuance of promissory notes, $814,500 from our sale of convertible notes and the issuance of a $125,000 PPP loan to the Company.

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

Recently issued accounting pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 3 to our financial statements appearing at the end of this annual report, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

We had cash and restricted cash totaling $1,482,806 as of December 31, 2022. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Aclarion, Inc.

Broomfield, Colorado

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aclarion, Inc. (the “Company”) as of December 31, 2022, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement to correct the 2022 financial statements

As discussed in Note 4 to the financial statements, the 2022 financial statements have been restated to correct misstatements.

The financial statements of the Company as of December 31, 2022, before the effects of the adjustments for the correction of the errors described in Note 4, were audited by Daszkal Bolton LLP who issued an unqualified opinion on those statements in their report, containing explanatory language that substantial doubt exists about the entity’s ability to continue as a going concern, dated February 27, 2023. Effective March 1, 2023, CohnReznick LLP acquired certain people and assets of Daszkal Bolton LLP.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

CohnReznick LLP

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain people and assets of Daszkal Bolton LLP by CohnReznick LLP effective March 1, 2023)

Sunrise, Florida

June 12, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Aclarion, Inc. (fka Nocimed, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aclarion, Inc. (fka Nocimed, Inc.) (the “Company”) at December 31, 2021, and the related statements of operations, changes in deficiency in shareholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has suffered recurring losses from operations and has a deficiency in shareholders’ equity that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

We have served as the Company’s auditor since 2021

Fort Lauderdale, Florida

March 3, 2022

Aclarion, Inc.

Balance Sheets

December 31, 2022 and 2021

	December 31,
	2022	2021
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,472,806	$432,530
Restricted cash	10,000	20,000
Accounts receivable, net	18,569	6,280
Prepaids & other current assets	199,701	273,394
Total current assets	1,701,076	732,204

Non-current assets:
Property and equipment, net	3,346	12,636
Intangible assets, net	1,210,207	1,144,625
Total non-current assets	1,213,553	1,157,261

Total assets	$2,914,629	$1,889,465

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$462,202	$1,065,304
Accrued and other liabilities	226,469	696,582
Promissory note payable	–	2,000,000
Preferred dividends payable	–	3,856,898
Total current liabilities	688,671	7,618,784

Commitments and contingencies (See Note 12)

Redeemable preferred stock: (See Notes 11, 13)
Series B-2 preferred stock - $0.0001 par value, 1,600,000 authorized, 0 and 1,584,660 shares issued and outstanding at December 31, 2022 and 2021, respectively	–	16
Series B-3 preferred stock - $0.0001 par value, 4,300,000 authorized, 0 and 4,228,149 shares issued and outstanding at December 31, 2022 and 2021, respectively	–	42
Additional paid-in capital - series B2 and B3 preferred Stock	–	7,102,229
Total mezzanine equity	–	7,102,287

Stockholders' equity (deficit)
Series A preferred stock - $0.00001 par value, 6,247,695 authorized, 0 and 6,247,695 shares issued and outstanding at December 31, 2022 and 2021, respectively	–	62
Series B preferred stock - $0.00001 par value, 5,180,814 authorized, 0 and 5,160,096 shares issued and outstanding at December 31, 2022 and 2021, respectively	–	52
Series B-1 preferred stock - $0.00001 par value, 10,758,338 authorized, 0 and 7,274,404 shares issued and outstanding at December 31, 2022 and 2021, respectively	–	73
Common stock - $0.00001 par value, 200,000,000 authorized and 7,861,515 and 905,685 shares issued and outstanding (see Note 1)	79	9
Additional paid-in capital	41,596,032	19,054,234
Accumulated deficit	(39,370,153)	(31,886,036)
Total stockholders’ equity (deficit)	2,225,958	(12,831,606)

Total liabilities, mezzanine, and stockholders’ equity (deficit)	$2,914,629	$1,889,465

See Accompanying Notes to Financial Statements

Aclarion, Inc.

Statements of Operations

For the Years Ended December 31, 2022, and 2021

	Year Ended December 31,
	2022	2021
	(restated)
Revenue
Revenue	$60,444	$60,292
Cost of revenue	65,298	69,175
Gross profit (loss)	(4,854)	(8,883)

Operating expenses:
Sales and marketing	498,003	330,814
Research and development	1,067,992	787,850
General and administrative	3,990,719	1,825,491
Total operating expenses	5,556,714	2,944,155

Income (loss) from operations	(5,561,568)	(2,953,038)

Other income (expense):
PPP loan forgiveness	–	373,511
Interest expense	(1,507,546)	(474,911)
Changes in fair value of redeemable preferred stock	–	(1,900,310)
Other, net	521	4,458
Total other income (expense)	(1,507,025)	(1,997,252)

Income (loss) before income taxes	(7,068,593)	(4,950,290)
Income tax provision	–	–
Net income (loss)	$(7,068,593)	$(4,950,290)

Dividends accrued for preferred stockholders	$(415,523)	$(1,005,598)
Net income (loss) allocable to common stockholders	$(7,484,116)	$(5,955,888)
Net income (loss) per share allocable to common stockholders	$(1.23)	$(6.58)
Weighted average shares of common stock outstanding, basic and diluted	6,105,569	905,685

See Accompanying Notes to Financial Statements

Aclarion, Inc.

Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2022 (restated), and 2021

	Series A-1		Series A-2		Series A-3		Series A-4		Series B
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Balance, December 31, 2020	1,777,630	$18	1,444,037	$14	935,296	$9	2,090,732	$21	5,160,096	$52
Issuance of warrants	–	–	–	–	–	–	–	–	–	–
Preferred stock dividend payable	–	–	–	–	–	–	–	–	–	–
Issuance of preferred shares *	–	–	–	–	–	–	–	–	–	–
Share-based compensation	–	–	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–	–	–
Balance, December 31, 2021	1,777,630	$18	1,444,037	$14	935,296	$9	2,090,732	$21	5,160,096	$52

Balance, December 31, 2021	1,777,630	$18	1,444,037	$14	935,296	$9	2,090,732	$21	5,160,096	$52
Issuance of warrants	–	–	–	–	–	–	–	–	–	–
Exercise of convertible note warrants	–	–	–	–	–	–	–	–	–	–
Preferred stock dividend payable	–	–	–	–	–	–	–	–	–	–
Conversion of preferred dividends	–	–	–	–	–	–	–	–	–	–
Conversion of preferred stock to common stock	(1,777,630)	(18)	(1,444,037)	(14)	(935,296)	(9)	(2,090,732)	(21)	(5,160,096)	(52)
Conversion of accrued interest on promissory notes	–	–	–	–	–	–	–	–	–	–
Issuance of common stock and warrants related to IPO, net banker costs	–	–	–	–	–	–	–	–	–	–
IPO issuance costs	–	–	–	–	–	–	–	–	–	–
Issuance of preferred shares	–	–	–	–	–	–	–	–	–	–
Issuance of common shares	–	–	–	–	–	–	–	–	–	–
Share-based compensation (restated)	–	–	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–	–	–
Balance, December 31, 2022 (restated)	–	$–	–	$–	–	$–	–	$–	–	$–

___________________

* Series B2 and B3 Preferred Stock amounts reflected in mezzanine equity

	Series B1		Series B2		Series B3				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, December 31, 2020	7,274,404	$73	–	$–	–	$–	905,685	$9	$18,846,352	$(25,930,149)	$(7,083,601)
Issuance of warrants	–	–	–	–	–	–	–	–	30,393	–	30,393
Preferred stock dividend payable	–	–	–	–	–	–	–	–	–	(1,005,597)	(1,005,597)
Issuance of preferred shares *	–	–	1,584,660	–	4,228,149	–	–	–	–	–	–
Share-based compensation	–	–	–	–	–	–	–	–	177,489	–	177,489
Net income (loss)	–	–	–	–	–	–	–	–	–	(4,950,290)	(4,950,290)
Balance, December 31, 2021	7,274,404	$73	1,584,660	$–	4,228,149	$–	905,685	$9	$19,054,234	$(31,886,036)	$(12,831,606)

Balance, December 31, 2021	7,274,404	$73	1,584,660	$–	4,228,149	$–	905,685	$9	$19,054,234	$(31,886,036)	$(12,831,606)
Issuance of warrants	–	–	–	–	–	–	–	–	1,280	–	1,280
Exercise of convertible note warrants	–	–	–	–	–	–	60,408	1	(1)	–	–
Preferred stock dividend payable	–	–	–	–	–	–	–	–	–	(415,523)	(415,523)
Conversion of preferred dividends payable to common	–	–	–	–	–	–	984,537	10	4,272,411	–	4,272,421
Conversion of preferred stock to common stock	(7,274,404)	(73)	(1,584,660)	–	(4,228,149)	–	3,279,117	33	7,102,441	–	7,102,287
Conversion of accrued interest on promissory notes	–	–	–	–	–	–	426,768	4	1,855,154	–	1,855,158
Issuance of common stock and warrants related to IPO, net banker costs	–	–	–	–	–	–	2,165,000	22	8,552,318	–	8,552,340
IPO issuance costs	–	–	–	–	–	–	–	–	(530,463)	–	(530,463)
Issuance of preferred shares	–	–	–	–	–	–	–	–	–	–	–
Issuance of common shares	–	–	–	–	–	–	40,000	–	102,000	–	102,000
Share-based compensation (restated)	–	–	–	–	–	–	–	–	1,186,658	–	1,186,658
Net income (loss)	–	–	–	–	–	–	–	–	–	(7,068,593)	(7,068,593)
Balance, December 31, 2022 (restated)	–	$–	–	$–	–	$–	7,861,515	$79	$41,596,032	$(39,370,153)	$2,225,958

* Series B2 and B3 Preferred Stock amounts reflected in mezzanine equity

See Accompanying Notes to Financial Statements

Aclarion, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2022, and 2021

	Year Ended December 31,
	2022	2021
	(restated)
Cash flows from operating activities
Net income (loss)	$(7,068,593)	$(4,950,290)
Adjustments to reconcile net income (loss) to net cash used in operation activities:
Depreciation and amortization	143,622	186,388
Share-based compensation	1,186,658	177,489
Interest conversion discount settled in equity	1,299,507	–
Share-based vendor payments	102,000	–
Warrants issued as non- cash finance charge	–	30,393
Gain on forgiveness of PPP loans	–	(373,511)
Loss on disposal of furniture and equipment	3,789	–
Changes in fair value of redeemable preferred stock	–	1,900,310

Change in assets and liabilities
Accounts receivable	(12,290)	16,222
Prepaids and other current assets	(87,522)	(210,765)
Accounts payable	(603,102)	199,604
Accrued and other liabilities	(113,893)	509,807
Accrued interest on promissory and convertible notes	200,712	114,404
Net cash (used in) operations	(4,949,112)	(2,399,949)

Investing Activities
Proceeds from sale of furniture	1,000	–
Intangible assets - Patents	(208,870)	(102,005)
Net cash (used in) investing activities	(207,870)	(102,005)

Financing Activities
Proceeds from issuance of PPP Loan	–	125,000
Proceeds from issuance of convertible notes	–	814,500
Proceeds from issuance of promissory notes	–	2,000,000
IPO issuance costs	(365,060)	–
Repayment of promissory notes	(2,000,000)	–
Issuance of common stock and warrants related to IPO, net deductions	8,552,318	–
Net cash provided by financing activities	6,187,258	2,939,500

Net increase (decrease) in cash and cash equivalents	1,030,276	437,546

Cash, cash equivalents, and restricted cash, beginning of period	452,530	14,984
Cash, cash equivalents, and restricted cash, end of period	$1,482,806	$452,530

Non- cash activities
Conversion of indebtedness to preferred equity commitment	–	5,201,977
Dividends accrued on preferred shares	415,523	1,005,598
Conversion of preferred stock to common stock	25,754,379	–
Conversion of preferred stock dividends to common stock	4,272,421	–
Conversion of accrued interest on promissory notes to common stock and warrants	1,856,438	–
Issuance of underwriter's warrants related to IPO	199,246	–
Changes in fair value of redeemable preferred stock	–	1,900,310
Designation of prepaid expenses to IPO issuance costs	165,403	–

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

Valuation of Derivative Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging: Contracts on an Entity’s Own Equity, addresses whether an equity-linked contract qualifies as equity in the entity’s financial statements. Agreements where an entity has insufficient authorized and unissued shares to settle the contract generally are accounted for as a liability and marked to fair value through earnings each reporting period. The Company evaluates its financial instruments to determine if such instruments are liabilities or contain features that qualify as embedded derivatives. For financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income.

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

Liquidity, Capital Resources and Going Concern

The Company believes that the net proceeds from the April 2022 initial public offering, and subsequent funding described in Note 16, will be sufficient to fund current operating plans into the third quarter of 2023. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development. Management plans to secure such additional funding.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Refer to Note 16: Subsequent Events, for information regarding recent funding developments.

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

NOTE 4. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the initial issuance of the Company's 2022 financial statements on February 27, 2023, management concluded that the previously issued audited financial statements for the year ended December 31, 2022, should be restated to correct the following errors:

(i)	a liability of $384,296 related to the 2022 annual cash incentive program (“bonus accrual”),
(ii)	a misclassification error within the balance sheet related to the grants of restricted stock units to consultants.
(iii)	the statement of cash flows inaccurately presented costs associated with the Initial Public Offering in the operating section, instead of the financing section and
(iv)	a charge of $152,653 for the exercise of warrants at the time of the Initial Public Offering was incorrectly recorded as an expense.

Additionally, management introduced various reclassifications within the statement of cash flows to present in accordance with US GAAP. As a consequence of the Errors, assets, liabilities, operating expenses, net loss, and additional paid-in capital have been overstated. The Errors had no impact on the Company's cash position, revenues, or liquidity. The errors have been corrected by restating each of the affected financial statement line items for the period. The following table summarizes the impact on the Company's financial statements.

The following tables summarize the impacts of these error corrections on the Company's 2022 annual audited financial statements:

Balance sheet	Impact of correction of error
December 31, 2022	As previously reported	Adjustments	As restated

Deferred compensation	$291,331	$(291,331)	$–
Prepaids and other current assets	195,534	4,167	199,701
Intangible assets, net	1,214,374	(4,167)	1,210,207
Others	1,504,722	–	1,504,722
Total assets	$3,205,961	$(291,331)	$2,914,629

Accrued and other liabilities	$610,765	$(384,296)	$226,469
Liability to issue equity	345,243	(345,243)	–
Others	462,202	–	462,202
Total current liabilities	$1,418,209	$(729,539)	$688,671

Accumulated deficit	$(39,907,101)	$536,949	$(39,370,153)
Additional paid-in capital	41,694,774	(98,741)	41,596,032
Others	79	–	79
Total stockholders’ equity (deficit)	$1,787,751	$438,208	$2,225,958

Statement of operations	Impact of correction of error
For the year ended December 31, 2022	As previously reported	Adjustments	As restated

Gross profit (loss)	$(4,854)	$–	$(4,854)

Sales and marketing	537,069	(39,067)	498,003
Research and development	1,088,778	(20,786)	1,067,992
General and administrative	4,467,815	(477,096)	3,990,719
(Loss) from operations	(6,098,516)	536,949	(5,561,568)
Other income (expense)	(1,507,025)	–	(1,507,025)
Net (loss)	(7,605,542)	536,949	(7,068,593)
Net (loss) allocable to common shareholders	(8,021,064)	536,949	(7,484,116)
Net (loss) per share	$(1.31)	$0.08	$(1.23)

Statement of cash flows	Impact of correction of error
For the year ended December 31, 2022	As previously reported	Adjustments	As restated

Cash flows from operating activities:
Net (loss)	$(7,605,542)	$536,949	$(7,068,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193,621	(50,000)	143,622
Non-cash charge (Interest conversion discount) settled in equity	–	1,299,507	1,299,507
Prepaids, other current assets and deferred compensation	(267,383)	179,860	(87,523)
Accrued and other liabilities, and liability to issue equity	1,487,363	(1,601,256)	(113,893)
Others	877,771	–	877,771
Net cash (used in) operating activities	(5,314,172)	365,060	(4,949,112)

Net cash (used in) investing activities	(207,870)	–	(207,870)

Cash flows from financing activities
IPO issuance costs	–	(365,060)	(365,060)
Others	6,552,318	–	6,552,318
Net cash provided by financing activities	6,552,318	(365,060)	6,187,258

Net increase (decrease) in cash	$1,030,276	$–	$1,030,276

Statement of changes in stockholders' equity	Common Stock		Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Other	Total
As previously reported
Balance, December 31, 2021	905,685	$9	$19,054,234	$(31,886,036)	187	$(12,831,606)
Exercise of convertible note warrants	60,408	1	152,652	–	–	152,653
Share-based compensation	–	–	1,132,747	–	–	1,132,747
Net income (loss)	–	–	–	(7,605,542)	–	(7,605,542)
Other	6,895,422	69	21,355,141	(415,523)	(187)	20,939,500
Balance, December 31, 2022	7,861,515	79	41,694,774	(39,907,101)	–	1,787,752

Adjustments
Exercise of convertible note warrants	–	–	(152,653)	–	–	(152,653)
Share-based compensation	–	–	53,912	–	–	53,912
Net income (loss)	–	–	–	536,949	–	536,949
	–	–	(98,741)	536,949	–	438,208

As restated
Balance, December 31, 2021	905,685	$9	$19,054,234	$(31,886,036)	187	$(12,831,606)
Exercise of convertible note warrants	60,408	1	(1)	–		–
Share-based compensation	–	–	1,186,659	–	–	1,186,659
Net income (loss)	–	–	–	(7,068,593)	–	(7,068,593)
Other	6,895,422	69	21,355,141	(415,523)	(187)	20,939,500
Balance, December 31, 2022	7,861,515	$79	$41,596,033	$(39,370,152)	$–	$2,225,960

NOTE 5. CORRECTION OF ERRORS IN 2022 INTERIM FINANCIAL INFORMATION

Subsequent to the initial issuance of the Company's 2022 financial statements on February 27, 2023, management discovered that the previously issued interim financial statements for the three and six months ended June 30, 2022 and the nine months ended September 30, 2022 did not properly record the following items in accordance with US GAAP:

(a)	the statement of cash flows inaccurately presented costs associated with the Initial Public Offering in the operating section, instead of the financing section and
(b)	a charge of $152,653 for the exercise of warrants at the time of the Initial Public Offering was incorrectly recorded as expense.

Additionally, management introduced various reclassifications within the statement of cash flows to present in accordance with US GAAP. The following tables summarize the impacts of these error corrections on the Company's interim financial statements for each of the interim periods presented below:

Condensed Balance Sheets	For the six months ended June 30, 2022 (unaudited)			For the nine months ended September 30, 2022 (unaudited)
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
Total assets	$5,620,989	$–	$5,620,989	$4,101,162	$–	$4,101,162

Total current liabilities	1,381,419	–	1,381,419	1,168,426	–	1,168,426

Additional paid-in capital	41,184,654	(152,653)	41,032,001	41,510,853	(152,653)	41,358,200
Accumulated deficit	(36,945,162)	152,653	(36,792,509)	(38,578,195)	152,653	(38,425,542)
Other	78	–	78	78	–	78
Total stockholders’ equity	4,239,570	–	4,239,570	2,932,736	–	2,932,736

Total liabilities and stockholders’ equity	$5,620,989	$–	$5,620,989	$4,101,162	$–	$4,101,162

Condensed Statements of Operations	For the six months ended June 30, 2022 (unaudited)			For the nine months ended September 30, 2022 (unaudited)
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated

Net profit (loss)	$(11,279)	$–	$(11,279)	$(10,085)	$–	$(10,085)

Sales and marketing	194,067	–	194,067	353,456	–	353,456
Research and development	558,029	–	558,029	848,995	–	848,995
General and administrative	2,375,126	(152,653)	2,222,473	3,559,225	(152,653)	3,406,572
Total operating expenses	3,127,222	(152,653)	2,974,569	4,761,676	(152,653)	4,609,023

Total other income (expense)	(1,505,102)	–	(1,505,102)	(1,504,875)	–	(1,504,875)

Net income (loss)	$(4,643,603)	$152,653	$(4,490,950)	$(6,276,636)	$152,653	$(6,123,983)
Net (loss) allocable to common stockholders	$(5,059,126)	$152,653	$(4,906,473)	$(6,692,159)	$152,653	$(6,539,506)
(Loss) per share	$(1.16)	$0.04	$(1.12)	$(1.21)	$0.04	$(1.17)
Weighted Average common shares outstanding	4,363,600	10,068	4,373,668	5,516,238	6,712	5,522,950

	For the three months ended June 30, 2022 (unaudited)			For the three months ended September 30, 2022 (unaudited)
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated

Net profit (loss)	$(3,573)	$–	$(3,573)	$1,194	$–	$1,194

Sales and marketing	124,759	–	124,759	159,388	–	159,388
Research and development	353,226	–	353,226	290,966	–	290,966
General and administrative	1,883,843	(152,653)	1,731,190	1,184,100		1,184,100
Total operating expenses	2,361,828	(152,653)	2,209,175	1,634,454	–	1,634,454

Total other income (expense)	(1,342,114)	–	(1,342,114)	227	–	227

Net income (loss)	$(3,707,515)	$152,653	$(3,554,862)	$(1,633,033)	$–	$(1,633,033)
Net (loss) allocable to common stockholders	$(3,835,723)	$152,653	$(3,683,070)	$(1,633,033)	$–	$(1,633,033)
(Loss) per share	$(0.49)	$0.02	$(0.47)	$(0.20)	$–	$(0.20)
Weighted Average common shares outstanding	7,821,515	7,821,515	7,821,515	7,821,515	–	7,821,515

Condensed Statements of Cash Flows	For the six months ended June 30, 2022 (unaudited)			For the nine months ended September 30, 2022 (unaudited)
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated

Net income (loss)	$(4,643,603)	$152,653	$(4,490,950)	$(6,276,636)	$152,653	$(6,123,983)

Adjustments to reconcile net income (loss) to net cash used in operation activities
Depreciation and amortization	94,705	(25,000)	69,705	141,852	(37,500)	104,352
Non-cash charge settled in equity	–	1,299,507	1,299,507	–	1,299,507	1,299,507
Prepaids and other current assets	(308,052)	(140,382)	(448,434)	85,081	(127,883)	(42,801)
Accrued and other liabilities	728,399	(921,718)	(193,319)	981,504	(921,718)	59,786
Other	1,047,540	–	1,047,540	889,081	–	889,081
Net cash (used in) operations	(3,081,011)	365,060	(2,715,951)	(4,179,118)	365,060	(3,814,058)

Net cash (used in) investing activities	(120,957)	–	(120,957)	(159,622)	–	(159,622)

IPO Issuance costs	–	(365,060)	(365,060)	–	(365,060)	(365,060)
Others	6,552,318	–	6,552,318	6,552,318	–	6,552,318
Net cash provided by financing activities	6,552,318	(365,060)	6,187,258	6,552,318	(365,060)	6,187,258

Net cash increase (decrease) for period	$3,350,350	$–	$3,350,350	$2,213,578	$–	$2,213,578

Condensed Statements of Changes in Stockholders’ Equity	June 30, 2022 (unaudited)			September 30, 2022 (unaudited)
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated

Common Stock	$78	$–	$78	$78	$–	$78
Additional paid-in capital	41,184,654	(152,653)	41,032,001	41,510,853	(152,653)	41,358,200
Accumulated deficit	(36,945,162)	152,653	(36,792,509)	(38,578,195)	152,653	(38,425,542)
Total stockholders’ equity	$4,239,570	$–	$4,239,570	$2,932,736	$–	$2,932,736

NOTE 6. REVENUE

Contract Balances

The timing of revenue recognition, billings, and cash collections may result in trade, unbilled receivables, and deferred revenues on the balance sheets. At times, revenue recognition may occur before the billing, resulting in an unbilled receivable, which would represent a contract asset. The contract asset would be a component of accounts receivable and other assets for the current and non-current portions, respectively. In the event the Company receives advances or deposits from customers before revenue is recognized, this would result in a contract liability. In years ending December 31, 2022, and 2021, the Company invoiced as services were performed and did not invoice in advance; the company has no contract balances.

NOTE 7. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Accounts receivable, net

Accounts receivable, net consisted of the following:

	December 31,
	2022	2021

Accounts receivable (1)	$18,569	$6,280
Less: Allowance for doubtful accounts	–	–
Accounts receivable, net	$18,569	$6,280

(1)	Accounts receivable denominated in foreign currencies represent less than 15% of accounts receivable in all periods.

Accounts payable and accrued and other liabilities

	December 31,
	2022	2021

Accounts payable	$457,558	$1,059,546
Credit cards payable	4,644	5,758
Accrued salaries and expenses	226,469	340,363
Accrued Interest	–	356,219
Accrued and other liabilities	$688,671	$1,761,886

Statements of Operations

Other expense, net consisted of the following:

	Year Ended December 31,
Income/(Expense)	2022	2021

Bank Interest	$2,511	$(1,568)
California Relief Program [1]	–	5,000
Taxes	(800)	(800)
Foreign Currency Gain (Loss)	(1,190)	(1,309)
Other	–	3,135
	$521	$4,458

[1]	The California Small Business COVID-19 Relief Grant Program (the “Program”) provides micro grants ranging from $5,000 to $25,000 to eligible small businesses and nonprofits impacted by COVID-19 and the related health and safety restrictions.

NOTE 8. LEASES

Rent expense for the year ended December 31, 2022, and 2021 was $36,070 and $64,932, respectively. The Company entered into a subleasing agreement in 2021 and realized $26,340 and $48,400 of sublease income for the year ended December 31, 2022, and 2021. Both the lease and sublease are netted within the general & administrative line item in the Statements of Operations. Our current office lease and sublease expired on June 30, 2022.

NOTE 9. PROPERTY, PLANT, AND EQUIPMENT

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

The Company’s property and equipment are as follows:

	December 31,
	2022	2021

Furniture and fixtures	$–	$7,700
Computer and office equipment	13,032	45,187
Software	42,150	42,150
Other Equipment	18,190	18,190
	73,372	113,227
Less: Accumulated depreciation	(70,026)	(100,591)
Property and equipment, net	$3,346	$12,636

Depreciation expense related to property and equipment were $4,500 and $12,981 for the years ended December 31, 2022, and 2021, respectively.

During 2022 the Company received proceeds of $1,000 from the sale of property and equipment.

Future depreciation and amortization of property, equipment, and software is as follows:

2023	$1,563
2024	1,187
2025	596
Total	$3,346

NOTE 10. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	December 31, 2022	December 31, 2021

Patents and licenses	$2,147,728	$1,938,858
Other	5,017	5,017
	2,152,745	1,943,875
Less: accumulated amortization	(942,538)	(799,250)
Intangible assets, net	$1,210,207	$1,144,625

Amortization expense related to purchased intangible assets was $139,121 and $126,390 for the years ended December 31, 2022, and 2021, respectively.

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement and charged to research and development. During the fourth quarter of 2022, the Company reviewed the remaining life of the patent portfolio and the mix of domestic and international patent filings and revised its estimated future amortization periods. The impact of this change of estimate over the three months ended December 31, 2022, was an increase in amortization of $3,128. Future amortization of patents and trademarks was impacted as follows:

2023	$15,312
2024	19,219
2025	21,910
2026	27,532
2027 and beyond	(87,101)
Total	$0

UC royalties are paid annually, amortized over twelve months, and charged to cost of revenue.

Patents and trademarks are reviewed at least annually for impairment. No impairment was recorded through December 31, 2022, and 2021, respectively.

Future amortization of intangible assets is as follows:

2023	$153,948
2024	153,587
2025	153,587
2026	153,587
2027 and beyond	595,498
Total	$1,210,207

NOTE 11. SHORT TERM NOTES AND CONVERTIBLE DEBT

Convertible Notes:

During the year ended December 31, 2021, and 2020, accredited investors purchased $814,500 and $1,598,488 of our convertible notes, respectively. In addition, the holders of the Company’s short-term notes exchanged their notes for this issuance of convertible notes. The convertible notes accrued interest at 10.0% per year and were originally scheduled to mature on December 31, 2020, which the holders agreed to extend until September 30, 2021. While the convertible notes contained a provision to automatically convert into shares of common stock at a discount to the price in the next Qualified Financing, the Qualified Financing did not occur prior to the June 30, 2021 maturity date of the convertible notes. In accordance with the terms of the convertible notes, the principal plus accrued, but unpaid, interest on the convertible notes (aggregating to $3,201,977) was required to be automatically converted into 4,228,149 Series B-3 Preferred Shares. The Company did not have the Series B-3 preferred shares authorized for issuance, and the Company established a liability to issue these shares. This liability was adjusted to fair value until the B-3 preferred shares were authorized and issued December 3, 2021 (See Note 13: Stockholders’ Equity).

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

NOTE 13. STOCKHOLDERS’ EQUITY

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

Warrants

Warrants issued with Convertible Notes

During the years ended December 31, 2021, and 2020, the Company issued 17,286 and 58,846 warrants, respectively, to certain investors who participated over an agreed investment minimum amount in the purchase of our convertible notes. The value of the warrants was recorded and expensed based on the fair value. Just prior to the IPO, these common stock warrants were exercised on a net share basis for 60,408 common shares (451,245 pre-split shares).

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

NOTE 14. NET LOSS PER SHARE OF COMMON STOCK

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	December 31,
	2022
	(restated)	2021
Numerator:
Net loss allocable to common shareholders used to compute basic and diluted loss per common share	$(7,484,116)	$(5,955,888)
Denominator:
Weighted average shares used to compute basic and dilutive loss per share	6,105,569	905,685

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

NOTE 15. STOCK-BASED COMPENSATION

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

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A summary of option activity under the Company’s equity incentive plans is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)
Balance at December 31, 2020	350,090	$1.30	7.3
Options granted	1,905,582	$1.94	9.8
Options exercised	–
Options forfeited/expired	–
Balance at December 31, 2021	2,255,672	$1.84	9.2
Options granted	533,349	$2.30	9.6
Options exercised	–
Options forfeited/expired	(50,201)	$1.27	5.6
Balance at December 31, 2022	2,738,820	$1.94	8.4

Exercisable at December 31, 2022	2,169,088	$1.87	8.3
Vested and expected to vest at December 31, 2022	2,738,820	$1.94	8.4

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

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	December 31,
	2022
	(restated)	2021
Sales and marketing	$57,298	$4,741
Research and development	(259)	23,604
General and administrative	1,129,619	149,144
	$1,186,658	$177,489

NOTE 16. SUBSEQUENT EVENTS

Securities Purchase Agreement – Series A Preferred Stock

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

The terms of the of the Series A Preferred Stock share were as follows: it will have 15,000,000 votes and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The Share of Series A Preferred Stock will be voted, without action by the holder, on any such reverse stock split proposal in the same proportion as shares of common stock are voted on such proposal (excluding any common shares that are not voted). The Series A Preferred Stock otherwise has no voting rights, except as may otherwise be required by the General Corporation Law of the State of Delaware. The Share of Series A Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Share of Series A Preferred Stock has no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Share of Series A Preferred Stock will not be entitled to receive dividends of any kind.

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

Following the March 24, 2023, special meeting, the Company redeemed the one outstanding share of Series A preferred stock on March 28, 2023, in accordance with its terms. The redemption price was $1,000. No Series A preferred stock remains outstanding.

Nasdaq notice regarding stockholders’ equity requirement

On March 3, 2023, we received a letter from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. At December 31, 2022, we reported stockholders’ equity of $1,787,751, and, as a result, we do not currently satisfy Listing Rule 5550(b)(1). Nasdaq allowed us a period of 45 calendar days from the date of the letter, or until April 17, 2023, to submit a plan to regain compliance with the stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1). We submitted such a plan to Nasdaq on April 12, 2023.

On April 20, 2023, the Company received a letter from Nasdaq granting us an additional 180-day period, or until August 30, 2023, to regain compliance with Nasdaq Listing Rule 5550(b)(1).

Unsecured Note Financing

In May 2023, the Company entered into a securities purchase agreement for the sale of up to $2.3 million in 8% unsecured notes payable with a 12-month maturity. The notes have an original-issue-discount of 15%. In connection with this note issuance, the Company will issue warrants to purchase shares of common stock, in addition to shares of common stock as a commitment fee.

On May 16, 2023, the Company issued the first tranche of the notes payable in the principal amount of approximately $1,437,500 and received $1,250,000, net of original-issue-discount. In connection with the first tranche closing, the Company issued 1,232,156 common stock warrants with a five-year term and an initial exercise price of $0.6262 per share, subject to adjustment.

The notes may be repaid before maturity without penalty. If the Company completes one or more qualified offerings of securities exceeding $4 million of proceeds, then the Company will be required to apply 50% of the offering proceeds over $4 million to retire outstanding notes.

Upon the occurrence of an event of default, the interest rate on the notes increases to 15%, and the notes become redeemable by the investor at a redemption premium of 25%.

In connection with the first tranche closing, the Company will issue 339,360 shares of common stock to the investors as a commitment fee, and pre-funded warrants for 54,349 shares of common stock to its placement agent as a placement agent fee.

Pursuant to a related registration rights agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission (the “Registration Statement”) relating to the resale by the investors of (i) all of the commitment shares, and (ii) all of the shares of Common Stock issuable upon the exercise of the warrants 30th day following the first tranche closing.

The Company expects the combined tranche financing of $2,000,000 should fund operations for approximately four months, into the third quarter of 2023.

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

On March 8, 2023, the Company was advised by Daszkal Bolton LLP (“Daszkal”), the Company’s independent registered public accounting firm, that Daszkal completed a combination agreement with CohnReznick LLP (“CohnReznick”), and that Daszkal would immediately resign as the Company’s independent registered public accounting firm.

Daszkal served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022. Daszkal’s reports on the Company’s financial statements for the fiscal years ended December 31, 2021 and 2022 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The report had been prepared assuming that the Company would continue as a going concern and included an explanatory paragraph regarding the Company’s ability to continue as a going concern as result of recurring losses and a deficiency in shareholders’ equity.

In addition, during the Company’s two most recent fiscal years ended December 31, 2021 and 2022, and the subsequent interim period through the effective date of Daszkal’s resignation, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Daszkal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Daszkal’s satisfaction, would have caused Daszkal to make reference to the subject matter of disagreement in connection with its reports on the Company’s consolidated financial statements for such years; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except that Daszkal advised the Company of material weaknesses in its internal control over financial reporting as of December 31, 2021 and 2022.

On May 15, 2023, upon the approval of the Audit Committee, the Company engaged CohnReznick as the Company’s new independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023 and interim periods.

During the Company’s two most recent fiscal years ended December 31, 2021 and 2022, and the subsequent interim period through the date of its engagement, the Company did not consult with CohnReznick regarding either of the following: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and CohnReznick did not provide a written report or oral advice on any accounting, auditing or financial reporting issue that CohnReznick concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a “reportable event,” as described in Item 304(a)(1)(v) of Regulation S-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on that assessment, our management has determined that as of December 31, 2022, our internal control over financial reporting was not effective due to material weaknesses related to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. Management has determined that these control deficiencies constitute material weaknesses, which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Steve Deitsch, Director: Steve Deitsch is currently the CFO of Paragon 28, a medical device company focused on surgical implants for the foot and ankle. Steve has extensive strategic, operational, and financial leadership experience at both publicly traded and privately held companies. From April 2017 to August 2019, Mr. Deitsch served as Senior Vice President and Chief Financial Officer of BioScrip, Inc., which is now part of Option Care Health, Inc. (NASDAQ: BIOS). From August 2015 to April 2017, Mr. Deitsch served as Executive Vice President, Chief Financial Officer and Corporate Secretary of Coalfire, Inc., a leading cyber-security firm owned by The Carlyle Group. Steve served as the Chief Financial Officer of the Zimmer Biomet Spine, Bone Healing, and Microfixation business from July 2014 to July 2015 and as Vice President Finance, Biomet Corporate Controller from February 2014 to July 2014. Mr. Deitsch was the Chief Financial Officer of Lanx from September 2009 until it was acquired by Biomet in October 2013. From 2002 to 2009, Mr. Deitsch also served in various senior financial leadership roles at Zimmer Holdings, Inc. (now part of Zimmer Biomet, Inc.), including Vice President Finance, Reconstructive and Operations, and Vice President Finance, Europe. Steve is a director and audit committee chair of Auddia Inc. (NASDAQ: AUUD), since February of 2021. Mr. Deitsch holds a B.S. in Accounting from Ball State University and has an in-active CPA license.

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

Amanda Williams, Director: Ms. Williams was most recently the Senior Vice President of Clinical, Quality and Regulatory at ViewRay, Inc. (Nasdaq: “VRAY”), a healthcare company that integrates real time MRI imaging of tumors with the delivery of high dose radiation for improved treatment accuracy. From December, 2017, to September, 2018, she was the Head of Regulatory with the Image Guided Therapy Devices and Systems divisions of Philips. From July, 2010 to December, 2017 Ms. Sequira was the Senior Director (2010-2013) and Vice President (2013-2017) of Clinical and Regulatory with The Spectranetics Corp., (now part of Philips), and from 2003 to 2010 she was Manager, and then Director of Regulatory of AGA Medical Corp (now part of Abbott). Prior to these roles, she worked as a Regulatory Specialist with Vascular Solutions and as a Chemist with GE – Osmonics. In these positions, she worked on a diverse range of products, including cardiovascular treatment, implantable heart defect device, combination drug/device and large capital equipment (both imaging and treatment) devices.  At Spectranetics, she led teams that completed multiple global randomized clinical studies. She holds a Master of Science in Regulatory from Northeastern University and a Bachelor of Science in Chemistry from the University of Minnesota.

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

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Scott Breidbart	27,582	-0-	104,218	-0-	131,800
Steve Deitsch	31,030	-0-	104,218	-0-	135,248
David Neal	17,239	-0-	-0-	100,000 (2)	117,239
William Wesemann	27,582	-0-	105,190	-0-	132,772
Amanda Williams	24,135	-0-	104,218	-0-	128,353

 __________________

(1)	Represents the grant date fair value of stock option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For information regarding assumptions underlying the valuation of equity awards, see Note 15 to our financial statements included in this Annual Report on Form 10-K.
(2)	Reflects a cash bonus paid following the closing of our IPO.

Item 11.	Executive Compensation

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

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Jeff Thramann, Executive Director	2022	300,000	18,750	–	252,369	–	571,119
	2021	250,000	–	–	672,603	–	922,603

Brent Ness, Chief Executive Officer	2022	300,000	118,750(3)	–	90,704	–	509,454
	2021	100,000	–	–	186,216	–	286,216

Ryan Bond, Chief Strategy Officer	2022	200,000	19,532	–	–	–	219,532
	2021	185,417	17,188(4)	–	3,983	–	206,588

John Lorbiecki, Chief Financial Officer	2022	225,000	89,871(5)	–	19,747	–	334,618
	2021	56,250	–	–	36,513	–	92,763

____________________

(1)	The Company has a discretionary annual cash bonus program. Except for the amounts described below in notes 3, 4 and 5, the bonus amounts reflect cash bonus amounts earned in the 2022 year (as determined and approved by our compensation committee in March 2023) but which amounts have not been paid to date. Such bonus amounts will not be paid until the Company has additional funding and cash liquidity.
(2)	Represents the grant date fair value of stock option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For information regarding assumptions underlying the valuation of equity awards, see Note 15 to our financial statements included in this Annual Report on Form 10-K.
(3)	Under the terms of his employment agreement, Mr. Ness received a bonus payment of $100,000 upon the IPO completed in April 2022.
(4)	The Company implemented a cash bonus plan related to the temporary deferral of all employees’ base salaries by 50% effective as of October 16, 2020. Under this program, $17,188 was paid to Mr. Bond in 2021 and $8,594 was paid in 2022.
(5)	Under the terms of his employment agreement, Mr. Lorbiecki received a bonus payment of $28,125 upon the IPO completed in April 2022.

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

The firm of Daszkal Bolton LLP, independent registered public accounting firm, was selected by the audit committee as auditors for Aclarion for the fiscal years ending December 31, 2021 and December 31, 2022. Daszkal Bolton LLP has served as the independent registered public accounting firm for the Company since 2021.

The audit committee is solely responsible for selecting Aclarion’s independent registered public accounting firm and appointed Daszkal Bolton LLP as auditors for Aclarion for the fiscal year ending December 31, 2022. Stockholder approval is not required to appoint Daszkal Bolton LLP as Aclarion’s independent registered public accounting firm.

On March 8, 2023, we were notified that Daszkal Bolton LLP had completed a business combination agreement with CohnReznick LLP. As a result of this transaction, Daszkal Bolton LLP resigned its engagement with the Company. On May 15, 2023, upon the approval of the audit committee, the Company engaged CohnReznick LLP as the Company’s new independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023 and for the 2023 interim periods.

Subsequently, the audit committee, after consultation with the Company’s management and CohnReznick LLP, concluded that the Company’s previously issued audited financial statements for the year ended December 31, 2022 would be restated and re-audited by Cohn Reznick LLP.

Independent Registered Public Accounting Firm Fees

The table below presents fees for professional audit and other services rendered by Daszkal Bolton LLP for the fiscal years 2022 and 2021:

	2022	2021
Audit fees(1)	$100,000	$97,982
Tax fees	–	–
All other fees	–	–
Total fees	$100,000	$97,982

The table below presents fees for professional audit and other services rendered by CohnReznick LLP for the fiscal years 2022 and 2021:

	2022	2021
Audit fees(1)	$25,000	$–
Tax fees	–	–
All other fees	–	–
Total fees	$25,000	$–

(1)	Audit fees consist of fees for the audit of our annual financial statements and the review of our interim financial statements. Audit fees also include the services that an independent auditor would customarily provide in connection with statutory requirements, regulatory filings, and similar engagements for the fiscal year, such as comfort letters, attest services, consents, and assistance with review of documents filed with the SEC.

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

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		Underwriting Agreement dated April 21, 2022	8-K	04-27-2022	1.1
3.1		Certificate of Incorporation of the Company	8-K	04-27-2022	3.1
3.2		Bylaws of the Company	8-K	04-27-2022	3.2
3.3		Certificate of Designation of Series A Preferred Stock	8-K	02-17-2023	3.1
4.1		Form of Common Stock Certificate	10-Q	06-06-2022	4.1
4.2		Form of Public Warrant	8-K	04-27-2022	4.1
4.3		Form of Representative’s Common Stock Purchase Warrant	8-K	04-27-2022	4.2
4.4		Description of Securities	10-Q	06-06-2022	4.4
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	03-23-2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	03-23-2022	10.2
10.3	#	Employment Agreement of John Lorbiecki	S-1/A	03-23-2022	10.3
10.4	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	01-06-2022	10.4
10.5		Senior Secured Bridge Note	S-1/A	03-04-2022	10.5
10.6		License Agreement with UCSF the Regents of the University of California	S-1	01-06-2022	10.6
10.7		Amendment to UC License Agreement	S-1/A	03-04-2022	10.7
10.8	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	03-23-2022	10.8
10.9		Amended and Restated Investor Rights Agreement dated July 27, 2017	S-1/A	03-23-2022	10.9

10.10		First Amendment to Amended and Restated Investor Rights Agreement dated February 20, 2020	S-1/A	03-23-2022	10.10
10.11		NuVasive SAFE (Simple Agreement for Future Equity) dated February 28, 2020	S-1/A	03-23-2022	10.11
10.12	**	Right of First Offer Agreement	S-1/A	03-23-2022	10.12
10.13		First Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.13
10.14		Second Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.14
10.15		Convertible Note and Warrant Purchase Agreement	S-1/A	03-23-2022	10.16
10.16		Warrant Agent Agreement dated April 21, 2022	8-K	04-27-2022	10.1
10.17		Siemens Strategic Collaboration Agreement	S-1	01-06-2022	10.17
10.18	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	01-06-2022	10.20
10.19	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	01-06-2022	10.21
10.20	#	Nocimed, Inc. 2015 Stock Plan	S-8	05-26-2022	99.4
10.21	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	05-26-2022	99.5
10.22		Securities Purchase Agreement dated February 16, 2023 between Aclarion, Inc. and Jeffrey Thramann	8-K	02-17-2023	10.1
10.23		Form of Securities Purchase Agreement	8-K	05-17-2023	10.1
10.24		Form of Unsecured Non-Convertible Note	8-K	05-17-2023	10.2
10.25		Form of Common Stock Warrant	8-K	05-17-2023	10.3
10.26		Form of Registration Rights Agreement	8-K	05-17-2023	10.4
23.1		Consent of CohnReznick LLP, Independent Registered Public Accounting Firm				X
23.2		Consent of Daszkal Bolton LLP, Independent Registered Public Accounting Firm				X
24.1		Power of Attorney (Included on Signature Page)				X
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X

101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

By:	/s/ Brent Ness
Brent Ness Chief Executive Officer

By:	/s/ John Lorbiecki
John Lorbiecki Chief Financial Officer

Date:  June 12, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of June, 2023.

*	Executive Chairman and Director
Jeffrey Thramann, M.D.

/s/ Brent Ness	President, Chief Executive Officer and Director
Brent Ness	(Principal Executive Officer)

/s/ John Lorbiecki	Chief Financial Officer
John Lorbiecki	(Principal Financial and Accounting Officer)

*	Director
Stephen Deitsch

*	Director
David Neal

*	Director
Amanda Williams

*	Director
Scott Breidbart, M.D.

*	Director
William Wesemann

* /s/ John Lorbiecki
John Lorbiecki
Attorney-in-fact

