Form 10-Q
period 2023-03-31
Aclarion, Inc.
filed 2023-07-03
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of July 3, 2023, there were 8,200,875 shares of the registrant's common stock, $0.00001 par value per share, outstanding.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022 (the Form 10-K/A) dated June 12, 2023, as filed with the Securities and Exchange Commission on June 12, 2023, under Rule 424(b)(4). Caution should be taken not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward- looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aclarion, Inc.

Condensed Balance Sheets

	Mar 31, 2023	Dec 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$447,975	$1,472,806
Restricted cash	10,000	10,000
Accounts receivable	17,153	18,569
Prepaids and other current assets	200,405	199,701
Total current assets	675,533	1,701,076

Non-current assets:
Property and equipment, net	2,843	3,346
Intangible assets, net	1,183,061	1,210,207
Total non-current assets	1,185,904	1,213,553

Total assets	$1,861,437	$2,914,629

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$544,742	$462,202
Accrued and other liabilities	191,665	226,469
Total current liabilities	736,407	688,671

Stockholders' equity
Common stock - $0.00001 par value, 200,000,000 authorized and 7,861,515 shares issued and outstanding (see Note 10)	79	79
Additional paid-in capital	41,678,563	41,596,032
Accumulated deficit	(40,553,612)	(39,370,153)
Total stockholders’ equity	1,125,030	2,225,958

Total liabilities and stockholders’ equity	$1,861,437	$2,914,629

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Revenue	$25,470	$9,026
Cost of revenue	17,453	16,732
Gross profit (loss)	8,017	(7,706)

Operating expenses:
Sales and marketing	177,284	69,308
Research and development	204,399	204,803
General and administrative	807,599	491,283
Total operating expenses	1,189,281	765,394

(Loss) from operations	(1,181,264)	(773,100)

Other (expense):
Interest expense	(1,380)	(162,740)
Other, net	(816)	(248)
Total other (expense)	(2,196)	(162,988)

(Loss) before income taxes	(1,183,460)	(936,088)
Income tax provision	–	–
Net (loss)	(1,183,460)	(936,088)

Dividends accrued for preferred stockholders	–	(287,315)
Net (loss) allocable to common stockholders	$(1,183,460)	$(1,223,403)
Net (loss) per share allocable to common stockholders	$(0.15)	$(1.35)
Weighted average shares of common stock outstanding, basic and diluted	7,938,545	905,685

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(unaudited)

For the Three Months Ended March 31, 2022
	Series A		Series A-1, A-2, A-3, A-4		Series B, B-1		Series B-2, B-3
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value*

Balance, December 31, 2021	–	$–	6,247,695	$62	12,434,500	$124	5,812,809	$–
Preferred stock dividend payable	–	–	–	–	–	–	–	–
Share-based compensation	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, March 31, 2022	–	$–	6,247,695	$62	12,434,500	$124	5,812,809	$–

For the Three Months Ended March 31, 2023
Balance, December 31, 2022	–	$–	–	$–	–	$–	–	$–
Share-based compensation	–	–	–	–	–	–	–	–
Proceeds from sale of Series A preferred stock	1	1,000	–	–	–	–	–	–
Redemption of Series A Preferred stock	(1)	(1,000)	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, March 31, 2023	–	$–	–	$–	–	$–	–	$–

* Series B2 and B3 Preferred Stock amounts reflected in mezzanine equity

(continued)

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(unaudited)

(continued)

For the Three Months Ended March 31, 2022
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance, December 31, 2021	905,685	$9	$19,054,234	(31,886,036)	$(12,831,606)
Preferred stock dividend payable	–	–	–	(287,315)	(287,315)
Share-based compensation	–	–	23,122	–	23,122
Net income (loss)	–	–	–	(936,088)	(936,088)
Balance, March 31, 2022	905,685	$9	$19,077,356	$(33,109,439)	(14,031,887)

For the Three Months Ended March 31, 2023
Balance, December 31, 2022	7,861,515	$79	$41,596,032	$(39,370,153)	$2,225,958
Share-based compensation	–	–	82,531	–	82,531
Proceeds from sale of Series A preferred stock	–	–	–	–	1,000
Redemption of Series A Preferred stock	–	–	–	–	(1,000)
Net income (loss)	–	–	–	(1,183,460)	(1,183,460)
Balance, March 31, 2023	7,861,515	$79	$41,678,563	$(40,553,613)	1,125,030

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net (loss)	$(1,183,460)	$(936,088)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	39,368	34,904
Share-based compensation	82,531	23,122
Change in assets and liabilities
Accounts receivable	1,416	(6,240)
Prepaids and other current assets	(705)	(256,617)
Accounts payable	82,540	327,080
Accrued and other liabilities	(34,804)	341,672
Accrued interest on promissory and convertible notes	–	162,740
Net cash (used in) operating activities	(1,013,113)	(309,427)

Cash flows from investing activities
Intangible assets - Patents	(11,719)	(82,654)
Net cash (used in) investing activities	(11,719)	(82,654)

Cash flows from financing activities
Proceeds from sale of Series A preferred stock	1,000	–
Redemption of Series A Preferred stock	(1,000)	–
Net cash used in financing activities	–	–

Net (decrease) in cash and cash equivalents	(1,024,831)	(392,081)
Cash, cash equivalents and restricted cash, beginning of period	1,482,806	452,530
Cash, cash equivalents and restricted cash, end of period	$457,975	$60,449

Non-cash activities
Dividends accrued on preferred shares	$–	$287,315

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statements. The interim condensed financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022, which include a complete set of footnote disclosures, including our significant accounting policies. The December 31, 2022 condensed balance sheet was derived from the December 31, 2022 audited financial statements. They should be read in conjunction with the financial statements and notes thereto included in our Annual report on Form 10-K/A, filed with the SEC on June 12, 2023. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Reclassifications

Certain accounts relating to the prior year have been reclassified to conform to the current period’s presentation. These reclassifications resulted in a $50,000 increase to cash outflows from operating activities and a $50,000 decrease to cash outflows from investing activities, with no effect on net income or net assets as previously reported.

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

On March 10, 2023, the Company became aware that Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. As of March 10, 2023, the Company’s cash was held on deposit with SVB. The Company moved expeditiously to diversify its banking relationships, but instability in the banking system could affect other banking institutions to which the Company has transferred funds. If the Company is unable to access its capital in the short term for any reason, there will be material adverse impacts on its business operations as the Company will be unable to fund working capital, its payment obligations, or other cash requirements.

Initial Public Offering

On April 26, 2022, the Company completed its initial public offering (“IPO”) of 2,165,000 units, at a public offering price of $4.35 per unit. Each unit consisted of (i) one share of common stock and (ii) one common stock warrant with an exercise price of $4.35 per share. Following the commencement of the IPO, the underwriters partially exercised their over-allotment option and purchased an additional 324,750 common stock warrants. After deducting underwriter's commissions and expenses, the Company received net proceeds of approximately $8.6 million, and our common stock and warrants started trading on Nasdaq under the ticker symbols “ACON” and “ACONW”, respectively.

Concurrently with the IPO, holders of the Company’s promissory notes, along with accrued interest, and preferred stock, along with accrued dividends, and certain outstanding common stock warrants were converted into 4,750,830 shares of the Company’s common stock and 426,768 common stock warrants.

In connection with the IPO, we issued to the representative of the underwriters a common stock warrant for 173,200 shares with an exercise price of $5.44 per share. The representative's warrants were exercisable commencing October 26, 2022, and will expire on April 26, 2027.

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

The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to depreciation, amortization, and valuation of warrants and options to purchase shares of the Company's common stock. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Fair Value Measurements

The carrying values of the Company’s financial instruments including cash equivalents, restricted cash, accounts receivable, and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2023 and December 31, 2022. The Company maintains cash deposits at several financial institutions, which are insured by the FDIC up to $250,000. The Company’s cash balance may at times exceed these limits. On March 31, 2023, and December 31, 2022, the Company had $146,643 and $1,229,863, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of March 31, 2023, $10,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank.

Accounts Receivable, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The allowance for doubtful accounts was $0 on March 31, 2023, and December 31, 2022.

Revenue Recognition

Revenues are recognized when a contract with a customer exists, and at that point in time when we have delivered a Nociscan report to our customer. Revenue is recognized in the amount that reflects the negotiated consideration expected to be received in exchange for those reports. Following the delivery of the report, the company has no ongoing obligations or services to provide to the customer. Customers pay no other upfront, licensing, or other fees. To date, our reports are not reimbursable under any third-party payment arrangements, The Company invoices its customers based on the billing schedules in its sales arrangements. Payment terms range generally from 30 to 90 days from the date of invoice.

Liquidity, Capital Resources and Going Concern

The Company believes that the net proceeds from the April 2022 initial public offering, and subsequent funding described in Note 13, will be sufficient to fund current operating plans into the third quarter of 2023. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development. Management plans to secure such additional funding.

As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Refer to Note 13: Subsequent Events, for information regarding recent funding developments.

Share-Based Compensation

The Company issues stock-based compensation awards to employees and directors in the form of stock options. The Company measures and recognizes compensation expense for all stock-based awards based on the awards’ fair value. Share-based compensation for stock options awards is measured on the date of grant using a Black-Scholes-Merton option pricing model.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period to comply with certain new or revised accounting standards that have different effective dates for public and private companies.

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

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology, that is referred to as a current expected loss methodology (CECL). CECL was required to be implemented for small business reporting companies after December 31, 2022. The measurement of expected losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables, loan receivables and held-to-maturity debt securities. It also applies to off balance sheet credit exposures not accounted for as insurance, loan commitments, standby letters of credit, financial guarantees, and similar instruments and net investment in leases, as accounted for by the lessor under ASC 842. In addition, ASC 326 made changes to the available for-sale debt securities. One such change is to require credit losses be accounted for as an allowance instead of a write-down on available for-sale securities that management does not intend to sell, or believes it is more likely than not that they will be required to sell.

The Company has adopted ASC 326 using the retrospective approach for all financial assets measured at amortized cost, which consists of trade receivables. The Company estimates the likelihood of collection of trade receivables-based factors such as the creditworthiness of its customers. There are no off-balance sheet assets or guarantees. The Company recorded no change to retained earnings due to the adoption of ASC 326.

As of this date, the Company has not purchased, nor does it intend to purchase, debt securities, eroded or financial assets, or leases within the scope of the pronouncement. If it does, it will use the prospective transition approach.

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

NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Accounts payable, accrued and other liabilities:

	March 31, 2023	December 31, 2022
Accounts payable	$544,742	$462,202
Accrued bonus	134,704	134,704
Other accrued liabilities	56,961	91,765
	$736,407	$688,671

NOTE 6. LEASES

Rent expense for the three months ended March 31, 2023, and 2022, was $0 and $16,085, respectively. The Company entered into a subleasing agreement in 2021 and realized $0 and $13,170 of sublease income for the three months ended March 31, 2023, and 2022. Both the lease and sublease are netted within the general & administrative line item in the Condensed Statements of Operations. Our current office lease and sublease expired on June 30, 2022.

NOTE 7. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	March 31, 2023	December 31, 2022

Patents and licenses	$2,159,448	$2,147,728
Other	5,017	5,017
	2,164,465	2,152,745
Less: accumulated amortization	(981,404)	(942,538)
Intangible assets, net	$1,183,061	$1,210,207

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement and charged to research and development.

Amortization expense related to purchased intangible assets was $38,865 and $33,187 for the three months ended March 31, 2023, and 2022, respectively.

Patents and trademarks are reviewed at least annually for impairment. No impairment was recorded through March 31, 2023, and December 31, 2022, respectively.

Future amortization of intangible assets is as follows:

2023	$116,250
2024	154,889
2025	154,889
2026	154,889
2027 and beyond	602,144
Total	$1,183,061

NOTE  8. SHORT TERM NOTES AND CONVERTIBLE DEBT

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

Convertible Notes:

There were no convertible note purchases for the three months ending March 31, 2023.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company so elects. The U.S. licensed patents that are currently issued expire between 2026 and 2029, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $12,500 for the three months ended March 31, 2023, and 2022, respectively, as Cost of Revenue.

Litigation

To date, the Company has not been involved in legal proceedings arising in the ordinary course of its business. If any legal proceeding occurs, the Company will record a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated, although litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company’s control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters that could have a material impact on its results of operations, financial position and cash flows.

NOTE 10. STOCKHOLDERS’ EQUITY

The Company filed an Amended and Restated Certificate of Incorporation on April 21, 2022, as part of the IPO. The Company is authorized to issue two classes of stock to be designated, respectively, “common stock” and “preferred stock.” The total number of shares which the Company is authorized to issue is two hundred twenty million (220,000,000) shares. Two hundred million (200,000,000) shares are authorized to be common stock, having a par value per share of $0.00001. Twenty million (20,000,000) shares are authorized to be preferred stock, having a par value per share of $0.00001. As of March 31, 2023, the Company had 7,861,515 common shares outstanding.

Stockholders’ Vote – Reverse stock split

We held a special meeting of stockholders on March 24, 2023. At the special meeting, our stockholders approved one proposal, which was to grant discretionary authority to our board of directors to (i) amend our certificate of incorporation to combine outstanding shares of our common stock into a lesser number of outstanding shares, or a “reverse stock split,” at a specific ratio within a range of one-for-five (1-for-5) to a maximum of a one-for-fifty (1-for-50) split, with the exact ratio to be determined by our board of directors in its sole discretion; and (ii) effect the reverse stock split, if at all, within one year of the date the proposal was approved by stockholders.

Series A Preferred Stock

In February 2023 the Company sold one (1) share of the Company’s newly designated Series A preferred stock to Jeffrey Thramann, the Company’s Executive Chairman, for a purchase price of $1,000. The share of Series A preferred stock had proportional voting rights that were limited to the proposal to approve a reverse stock split of the Company’s common stock. Following the March 24, 2023, special meeting, the Company redeemed the one outstanding share of Series A preferred stock on March 28, 2023, in accordance with its terms. The redemption price was $1,000. No Series A preferred stock remains outstanding.

Warrants

Warrants issued with Convertible Notes

During the years ended December 31, 2022, and 2021, the Company issued 17,286 and 58,846 warrants, respectively, to certain investors who participated over an agreed investment minimum amount in the purchase of our convertible notes. The value of the warrants was recorded as a debt discount and expensed based on the fair value. Just prior to the IPO, these common stock warrants were exercised on a net share basis for 60,408 common shares (451,245 pre-split shares).

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

On April 22, 2022, the IPO underwriters partially exercised their over-allotment option for an additional 324,750 IPO Warrants.

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

As of March 31, 2023, 2,489,750 IPO Warrants were outstanding.

NOTE 11. NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share is computed by dividing net loss attributable to stockholders by the weighted average number shares of common stock outstanding during the period and shares issuable for vested restricted stock units. Potentially dilutive outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for loss periods presented because including them would have been antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(1,183,460)	$(1,223,403)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	7,861,515	905,685
Weighted average shares issuable for vested restricted stock units	77,030	–
	7,938,545	905,685

The following outstanding potentially dilutive securities were excluded from the weighted average calculation of dilutive loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	March 31, 2023	March 31, 2022

Series A and B convertible preferred stock	–	3,279,117
Warrants	3,089,718	50,755
Restricted stock units	649,215	–
Stock options	2,738,820	2,255,670
	6,477,753	5,585,542

NOTE 12. STOCK BASED COMPENSATION

2022 Aclarion Equity Incentive Plan

On April 21, 2022, in connection with the IPO, the Company adopted the 2022 Aclarion Equity Incentive Plan, or “2022 Plan”. Our board of directors has appointed the compensation committee of our board of directors as the committee under the 2022 Plan with the authority to administer the 2022 Plan. The initial aggregate number of our shares of common stock that may be issued under the 2022 Plan was 2,000,000 shares, subject to adjustments as described in the 2022 Plan.

The 2022 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2023 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors. On January 1, 2023, an additional 393,076 shares were added to the 2022 Plan pursuant to the evergreen provision. As a result, the aggregate number of our shares of common stock that may be issued under the 2022 Plan has been increased to 2,393,076 shares.

Options granted under the 2022 Plan may be incentive stock options or non-statutory stock options, as determined by the administrator at the time of grant of an option. RSUs and restricted stock may also be granted under the 2022 Plan. Grants vest in accordance with the grant terms. Options generally are exercisable for a period of up to 10 years from the grant date.

No options were granted in the three months ended March 31, 2023.

Nocimed, Inc. 2015 Stock Plan

The Company maintains the Nocimed, Inc. 2015 Stock Plan, or the “Existing Plan”, under which the Company could grant 2,440,931 post-split shares or options of the Company to our employees, consultants, and other service providers. The Company suspended the Existing Plan in connection with the IPO. No further awards will be granted under the Existing Plan, but awards granted prior to the IPO will continue in accordance with their terms and the terms of the Existing Plan.

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

Risk-Free Interest Rate—The risk-free interest rate is based on the 10-year U.S. Treasury yield curve on the date of grant.

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A summary of option activity under the Company’s incentive plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value of Unexercised Options
Balance at December 31, 2022	2,738,820	$1.94	8.4	$0
Options granted	–	–	–
Options exercised	–	–	–
Options forfeited/expired	–	–	–
Balance at March 31, 2023	2,738,820	$1.94	8.2	$0

Exercisable at December 31, 2022	2,169,088	$1.87	8.3	$0
Exercisable at March 31, 2023	2,226,379	$1.88	8.1	$0

The aggregate intrinsic value in the table above of the unexercised options reflects the total pre-tax intrinsic value (the difference between the Nasdaq closing price on March 31, 2023, and the exercise price of the options that would have been received by option holders if all options exercisable had been exercised).

As of March 31, 2023, there was approximately $501,194 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the next 30 months.

Restricted Stock Units

In the three months ended March 31, 2023, the Company granted RSUs under the 2022 Plan that have a combination of time-based and performance-based vesting, contingent upon continued service with the Company. The Company granted certain consultants an aggregate of 288,196 RSUs.

RSU activity under the 2022 Plan was as follows for the three months ended March 31, 2023:

	RSU’s Outstanding	Weighted-Average Grant-Date Fair value per Unit
Nonvested as of December 31, 2022	446,525	$0.63
Granted	288,196	0.67
Vested	(85,506)	0.64
Forfeited	–	–
Nonvested as of March 31, 2023	649,215	$0.64

The grant date fair value for a RSU is the market price of the common stock on the date of grant. The total share-based compensation expense related to RSUs recognized during the three months ended March 31, 2023, was $26,790.

As of March 31, 2023, there was approximately $267,291 total unrecognized compensation cost related to non-vested RSUs which is expected to be recognized over the next twelve months.

As of March 31, 2023, the Company is obligated to issue 120,896 shares of common stock associated with vested Restricted Stock Units.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three months ended March 31,
	2023	2022

Sales and marketing	$28,308	$848
Research and development	3,560	3,064
General and administrative	50,663	19,209
	$82,531	$23,122

NOTE 13. SUBSEQUENT EVENTS

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

Nasdaq notice regarding compliance with the $1.00 Minimum Bid Price requirement

On June 15, 2023, the Nasdaq staff (the “Staff”) notified the Company that the Company had regained compliance with the Minimum Bid Price Requirement based on the closing bid price of the Company’s common stock having been at $1.00 per share or greater for the 10 consecutive business days from June 1, 2023, to June 14, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2022, which was filed with the SEC on June 12, 2023. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K/A for the year ended December 31, 2022, which was as filed with the SEC on June 12, 2023, to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

Corporate Information

We currently operate as a Delaware corporation, under the name Aclarion, Inc.

Results of operations

For the Three Months Ended March 31, 2023, and 2022:

The following table summarizes our results of operations for the three months ended March 31, 2023, and 2022.

	Three Months Ended March 31,
	2023	2022	$ Change
Revenue
Revenue	$25,470	$9,026	$16,444
Cost of revenue	17,453	16,732	721
Gross profit (loss)	8,017	(7,706)	15,723

Operating expenses:
Sales and marketing	177,284	69,308	107,975
Research and development	204,399	204,803	(404)
General and administrative	807,599	491,283	316,316
Total operating expenses	1,189,281	765,394	423,887

(Loss) from operations	(1,181,264)	(773,100)	(408,164)

Other (expense):
Interest expense	(1,380)	(162,740)	161,360
Other, net	(816)	(248)	(568)
Total other (expense)	(2,196)	(162,988)	160,792

(Loss) before income taxes	(1,183,460)	(936,088)	(247,372)
Income tax provision
Net income (loss)	$(1,183,460)	$(936,088)	$(247,372)

Dividends accrued for preferred stockholders	$–	$(287,315)	$287,315
Net (loss) allocable to common stockholders	$(1,183,460)	$(1,223,403)	$39,943
Net (loss) per share allocable to common stockholders	$(0.15)	$(1.35)	$1.20
Weighted average shares of common stock outstanding, basic and diluted	7,938,545	905,685	6,955,830

Total revenues. Total revenues for the quarter ended March 31, 2023 were $25,470, which was an increase of $16,444, or 182%, from $9,026 for the quarter ended March 31, 2022. The increase in revenues resulted from a Purchase Order from the University of North Carolina at Chapel Hill.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, NuVasive commission of 6%, partner fees (Radnet), and credit card fees. Total cost of revenue was $17,453 for the quarter ended March 31, 2023, compared to $16,732 for the quarter ended March 31, 2022, an increase of 4%. This change is due to the increase in revenues and related costs.

Sales and Marketing. Sales and marketing expenses were $177,284 for the quarter ended March 31, 2023, compared to $69,308 for the quarter ended March 31, 2022, an increase of $107,975 or 156%. This increase was driven by Key Opinion Leader restricted stock unit vesting, conferences, and travel expenses.

Research and Development. Research and development expenses were $204,399 for the quarter ended March 31, 2023, compared to $204,803 for the quarter ended March 31, 2022, a decrease of $404. Project workloads, related consulting expenditures, and regulatory work were comparable year-over-year.

General and Administrative. General and administrative expenses were $807,599 for the quarter ended March 31, 2023, an increase of $316,316 or 64%, from $491,283 for the quarter ended March 31, 2022. The Company transitioned from private to public with its IPO in April 2022. For the quarter ended March 31, 2023, the Company incurred typical public-company expenses related to audits, investor relations, transfer agent fees, and legal services, which were not incurred as a private company for the quarter ended March 31, 2022.

Interest Expense. Interest expense was $1,380 for the quarter ended March 31, 2023, a decrease of $161,360, from the $162,740 for the quarter ended March 31, 2022. The decrease in interest expense year-over-year was primarily driven by the repayment of the $2 million promissory notes (see Note 8) in April 2022, shortly after the IPO.

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

Equity-Based Compensation

Certain of our employees and consultants have received grants of common stock options and RSUs in our company. These awards are accounted for in accordance with guidance prescribed for accounting for equity-based compensation. Based on this guidance and the terms of the awards, the awards are equity classified.

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

Going Concern

As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

The Company had a cash balance of $457,975 as of March 31, 2023. On May 16, 2023, we entered into a securities purchase agreement with accredited investors for unsecured non-convertible note financing. The Company has received $1,250,000 of gross proceeds in connection with the first tranche closing of this financing. The Company has the option, subject to certain conditions, to close on a second tranche of this financing. If the second tranche is closed, the Company will receive an additional $750,000 of gross proceeds. This interim bridge funding should allow the Company to operate for approximately four months, into the third quarter of 2023. Management is actively managing our cash position and working to secure longer-term funding.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred shares and debt financing, PPP loans that were forgiven, and our IPO on April 21, 2022.

Through March 31, 2023, we raised an aggregate of $33,145,148 of gross proceeds from $19,319,098 of preferred and common stock, $2,928,541 from the sale of convertible notes, $2,000,000 from secured promissory notes payable, $370,191 of PPP loans that were forgiven, and net proceeds of $8,527,318 from the IPO, after underwriter compensation and deductions. As of March 31, 2023, we had cash, including $10,000 of restricted cash, of $457,975.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months Ended March 31,
	2023	2022

Cash used in operating activities	$(1,013,113)	$(309,427)
Cash used in investing activities	(11,719)	(82,654)
Cash provided by financing activities	–	–
Net (decrease) in cash	$(1,024,831)	$(392,081)

Operating activities

During the three months ended March 31, 2023, operating activities used $1,013,113 of cash. This use of cash consisted primarily of employee compensation and benefit expense, directors’ and officers’ liability insurance, contractor compensation, and audit and legal fees. During the three months ended March 31, 2022, operating activities used $309,427 of cash. This use of cash consisted primarily of employee compensation and benefit expense, general liability insurance, contractor compensation, and audit and legal fees.

Investing activities

During the three months ended March 31, 2023, and 2022, investing activities used $11,719 and $82,654 of cash, respectively. These investing activities consisted almost entirely of patent and license maintenance.

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

Contractual obligations and commitments

Our current office lease and sublease expired on June 30, 2022.  The Company does not have any contractual obligations not otherwise on our balance sheet as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective due to material weaknesses related to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. Management has determined that these control deficiencies constitute material weaknesses, which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 27, 2023, and an 10-K/A amendment filed June 12, 2023. There have been no material changes to our risk factors from those included in such Annual Report except as noted below. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

On March 10, 2023, the Company became aware that Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. As of March 10, 2023, the Company’s cash was held on deposit with SVB in amounts above the FDIC insured limit of $250,000 per depositor in one bank. The Company moved expeditiously to diversify its banking relationships, but future instability in the banking system could affect other banking institutions to which the Company has transferred funds. If the Company is unable to access its capital in the short term for any reason, there will be material adverse impacts on its business operations as the Company will be unable to fund working capital, its payment obligations, or other cash requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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
Date: July 3, 2023

