Form 10-Q
period 2023-06-30
Aclarion, Inc.
filed 2023-08-25
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 25, 2023, there were 8,200,875 shares of the registrant's common stock, $0.00001 par value per share, outstanding.

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aclarion, Inc.

Condensed Balance Sheets

	Jun 30, 2023	Dec 31, 2022
	(Unaudited)	(restated)
ASSETS
Current assets:
Cash	$604,518	$1,472,806
Restricted cash	10,000	10,000
Accounts receivable	10,365	18,569
Prepaids and other current assets	173,204	199,701
Total current assets	798,087	1,701,076

Non-current assets:
Property and equipment, net	2,342	3,346
Intangible assets, net	1,204,037	1,210,207
Total non-current assets	1,206,378	1,213,553

Total assets	$2,004,466	$2,914,629

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$607,616	$462,202
Accrued and other liabilities	513,000	226,469
Note payable, net of discount	118,838	–
Warrant liability	582,399	–
Derivative liability	172,389	–
Total current liabilities	1,994,242	688,671

Stockholders' equity
Common stock - $0.00001 par value, 200,000,000 authorized and 8,200,875 and 7,861,515 shares issued and outstanding (see Note 12)	82	79
Additional paid-in capital	42,028,310	41,596,032
Accumulated deficit	(42,018,169)	(39,370,153)
Total stockholders’ equity (deficit)	10,223	2,225,958

Total liabilities and stockholders’ equity (deficit)	$2,004,466	$2,914,629

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(restated)		(restated)
Revenue
Revenue	$17,072	$10,676	$42,542	$19,702
Cost of revenue	19,301	14,249	36,754	30,981
Gross profit (loss)	(2,229)	(3,573)	5,788	(11,279)

Operating expenses:
Sales and marketing	207,790	124,759	385,074	194,067
Research and development	250,006	353,226	454,405	558,029
General and administrative	946,175	1,731,190	1,753,774	2,222,473
Total operating expenses	1,403,971	2,209,175	2,593,253	2,974,569

(Loss) from operations	(1,406,200)	(2,212,748)	(2,587,465)	(2,985,848)

Other (expense):
Interest expense	(47,139)	(1,340,666)	(48,519)	(1,503,407)
Change in value of warrant and derivative liabilities	(11,800)	–	(11,800)	–
Other, net	583	(1,447)	(234)	(1,695)
Total other (expense)	(58,356)	(1,342,114)	(60,552)	(1,505,102)

(Loss) before income taxes	(1,464,557)	(3,554,862)	(2,648,017)	(4,490,950)
Income tax provision	–	–	–	–
Net (loss)	$(1,464,557)	$(3,554,862)	$(2,648,017)	$(4,490,950)

Dividends accrued for preferred stockholders	–	(128,208)	–	(415,523)
Net (loss) allocable to common stockholders	$(1,464,557)	$(3,683,070)	$(2,648,017)	$(4,906,473)
Net (loss) per share allocable to common shareholders	$(0.18)	$(0.47)	$(0.33)	$(1.12)
Weighted average shares of common stock outstanding, basic and diluted	8,287,669	7,821,515	8,119,982	4,373,668

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(unaudited)

	Series A		Series A-1, A-2, A-3, A-4		Series B, B-1		Series B-2, B-3
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value*

Balance, December 31, 2021	–	$–	6,247,695	$62	12,434,500	$124	5,812,809	$–
Preferred stock dividend payable	–	–	–	–	–	–	–	–
Share-based compensation	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, March 31, 2022	–	$–	6,247,695	$62	12,434,500	$124	5,812,809	$–

Issuance of warrants	–	–	–	–	–	–	–	–
Exercise of convertible note warrants	–	–	–	–	–	–	–	–
Preferred stock dividend payable	–	–	–	–	–	–	–	–
Conversion of preferred dividends payable to common stock	–	–	–	–	–	–	–	–
Conversion of preferred stock to common stock	–	–	(6,247,695)	(62)	(12,434,500)	(124)	(5,812,809)	–
Conversion of accrued interest on promissory notes	–	–	–	–	–	–	–	–
Issuance of common stock and warrants related to IPO, net issuance costs	–	–	–	–	–	–	–	–
IPO issuance costs	–	–	–	–	–	–	–	–
Share-based compensation	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, June 30, 2022	–	$–	–	$–	–	$–	–	$–

Balance, December 31, 2022	–	$–	–	$–	–	$–	–	$–
Share-based compensation	–	–	–	–	–	–	–	–
Proceeds from sale of Series A preferred stock	1	1,000	–	–	–	–	–	–
Redemption of Series A Preferred stock	(1)	(1,000)	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, March 31, 2023	–	$–	–	$–	–	$–	–	$–

Share-based compensation	–	–	–	–	–	–	–	–
Issuance of common shares	–	–	–	–	–	–	–	–
Issuance of warrants	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, June 30, 2023	–	$–	–	$–	–	$–	–	$–

*	Series B2 and B3 Preferred Stock amounts reflected in mezzanine equity in the relevant reporting periods.

(continued)

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(unaudited)

(continued)

	Common Stock		Additional	Accumulated
	Shares	Value	Paid-In Capital	Deficit	Total

Balance, December 31, 2021	905,685	$9	$19,054,234	$(31,886,036)	$(12,831,606)
Preferred stock dividend payable	–	–	–	(287,315)	(287,315)
Share-based compensation	–	–	23,122	–	23,122
Net income (loss)	–	–	–	(936,088)	(936,088)
Balance, March 31, 2022	905,685	$9	$19,077,356	$(33,109,439)	$(14,031,887)

Issuance of warrants	–	–	1,280	–	1,280
Exercise of convertible note warrants	60,408	1	(1)	–	–
Preferred stock dividend payable	–	–	–	(128,208)	(128,208)
Conversion of preferred dividends payable to common stock	984,537	10	4,272,411	–	4,272,420
Conversion of preferred stock to common stock	3,279,117	33	7,102,441	–	7,102,287
Conversion of accrued interest on promissory notes	426,768	4	1,855,154	–	1,855,158
Issuance of common stock and warrants related to IPO, net issuance costs	2,165,000	22	8,552,318	–	8,552,340
IPO issuance costs	–	–	(530,463)	–	(530,463)
Share-based compensation	–	–	701,505	–	701,505
Net income (loss)	–	–	–	(3,554,862)	(3,554,862)
Balance, June 30, 2022 (restated)	7,821,515	$78	$41,032,001	$(36,792,509)	$4,239,570

Balance, December 31, 2022	7,861,515	$79	$41,596,032	$(39,370,153)	$2,225,958
Share-based compensation	–	–	82,531	–	82,531
Proceeds from sale of Series A preferred stock	–	–	–	–	1,000
Redemption of Series A Preferred stock	–	–	–	–	(1,000)
Net income (loss)	–	–	–	(1,183,460)	(1,183,460)
Balance, March 31, 2023	7,861,515	$79	$41,678,563	$(40,553,613)	$1,125,029

Share-based compensation	–	–	136,631	–	136,631
Issuance of common shares	339,360	3	175,616	–	175,619
Issuance of warrants	–	–	37,500	–	37,500
Net income (loss)	–	–	–	(1,454,557)	(1,464,557)
Balance, June 30, 2023	8,200,875	$82	$42,028,310	$(42,018,169)	$10,223

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2023	2022
		(restated)
Cash flows from operating activities
Net (loss)	$(2,648,017)	$(4,490,950)
Adjustments to reconcile net (loss) to net cash used in operation activities:
Depreciation and amortization	79,809	69,705
Share-based compensation	219,162	724,627
Amortization of deferred issuance costs	28,520	–
Change in fair value of warrants and derivative	11,800	–
Non-cash interest related to bridge funding	14,346	–
Loss on disposal of furniture and equipment	–	1,886
Interest conversion discount settled in equity	–	1,299,508
Change in assets and liabilities
Accounts receivable	1,414	1,243
Prepaids and other current assets	33,287	(448,434)
Accounts payable	57,914	119,072
Accrued and other liabilities	241,110	(193,320)
Accrued interest on promissory and convertible notes	–	200,712
Net cash (used in) operations	(1,960,653)	(2,715,951)

Cash flows from investing activities
Intangible assets - Patents	(72,634)	(121,957)
Proceeds from sale of furniture	–	1,000
Net cash (used in) investing activities	(72,634)	(120,957)

Cash flows from financing activities
Proceeds from bridge funding	1,250,000	–
IPO/bridge funding issuance costs	(85,000)	(365,060)
Repayment of promissory notes	–	(2,000,000)
Issuance of common stock and warrants related to IPO, net deductions	–	8,552,318
Proceeds from sale of Series A preferred stock	1,000	–
Redemption of Series A Preferred stock	(1,000)	–
Net cash provided by financing activities	1,165,000	6,187,258

Net cash increase (decrease) for period	(868,287)	3,350,350
Cash and restricted cash, beginning of period	1,482,806	452,530
Cash and restricted cash, end of period	$614,518	$3,802,880

Non- cash activities
Dividends accrued on preferred shares	$–	$415,523
Conversion of preferred stock to common stock	$–	$25,754,379
Conversion of preferred stock dividends to common stock	$–	$4,272,421
Conversion of accrued interest on promissory notes to common stock and warrants	$–	$1,856,438
Issuance of underwriter's warrants related to IPO	$–	$199,246
Designation of prepaid expenses to IPO issuance costs	$–	$165,403
Fair value of warrants and derivative related to bridge funding	$742,988	$–
Issuance of commitment shares related to bridge funding	$175,619	$–
Accrued debt issuance costs related to bridge funding	$118,575	–
Issuance of warrants related to bridge funding	$37,500	$–
Original issuance discount (15%) related to bridge funding	$187,500	–

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Notes to Condensed Financial Statements

(unaudited)

NOTE 1. THE COMPANY AND BASIS OF PRESENTATION

The Company

Aclarion, Inc., formerly Nocimed, Inc., (the “Company”, “we”, or “Aclarion”) is a healthcare technology company that leverages magnetic resonance spectroscopy (“MRS”), and a proprietary biomarker to optimize clinical treatments. The Company was formed in February 2015, is incorporated in Delaware, and has its principal place of business in Broomfield, Colorado.

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

On March 3, 2023, we received a letter from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. At December 31, 2022, we reported stockholders’ equity of $1,787,751 (prior to restatement, see Note 4 of form 10-K/A filed June 12, 2023), and, as a result, we did not satisfy Listing Rule 5550(b)(1). Nasdaq allowed us a period of 45 calendar days from the date of the letter, or until April 17, 2023, to submit a plan to regain compliance with the stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1). We submitted such a plan to Nasdaq on April 12, 2023. On April 20, 2023, the Company received a letter from Nasdaq granting us an additional 180-day period, or until August 30, 2023, to regain compliance with Nasdaq Listing Rule 5550(b)(1).

Separately, on August 4, 2023, we received a notice from Nasdaq indicating that we were not in compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”). This notice indicated that the Company will be provided 180 calendar days in which to regain compliance. If at any time during this 180 calendar day period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq staff (the “Staff”) will provide the Company with a written confirmation of compliance and the matter will be closed.

Alternatively, if the Company fails to regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar day compliance period, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the Bid Price Requirement) and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the Company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, and if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is not otherwise eligible, the Staff will provide the Company with written notification that its securities are subject to delisting from The Nasdaq Capital Market. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Company intends to consider all options to regain compliance with all Nasdaq continued listing requirements.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance classifies fair value measurements in one of the following three categories for disclosure purposes:

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date.

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable.

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The carrying values of the Company’s financial instruments including cash equivalents, restricted cash, accounts receivable, and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments. The Company’s warrant liabilities and derivative liabilities are estimated using level 3 inputs (see Note 3).

Derivative Financial Instruments

The Company has derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are recorded in other income (expenses), on a net basis in the Consolidated Statements of Operations and Comprehensive Loss.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2023 and December 31, 2022. The Company maintains cash deposits at several financial institutions, which are insured by the FDIC up to $250,000. The Company’s cash balance may at times exceed these limits. On June 30, 2023, and December 31, 2022, the Company had $81,088 and $1,229,863, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of June 30, 2023, the Company reported cash of $604,518 and restricted cash of $10,000 which aggregates to $614,518 and is reported on the statement of cash flows as cash and restricted cash.

Accounts Receivable, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The allowance for doubtful accounts was $0 on June 30, 2023, and December 31, 2022.

Revenue Recognition

Revenues are recognized when a contract with a customer exists, and at that point in time when we have delivered a Nociscan report to our customer. Revenue is recognized in the amount that reflects the negotiated consideration expected to be received in exchange for those reports. Following the delivery of the report, the company has no ongoing obligations or services to provide to the customer. Customers pay no other upfront, licensing, or other fees. To date, our reports are not reimbursable under any third-party payment arrangements, The Company invoices its customers based on the billing schedules in its sales arrangements. Payment terms range generally from prepayment to 90 days from the date of invoice.

Liquidity, Capital Resources and Going Concern

The Company had a cash and restricted cash balance of $614,518 as of June 30, 2023. On May 16, 2023, we entered into a securities purchase agreement with accredited investors for unsecured non-convertible note financing. The Company received $1,250,000 of gross proceeds in connection with the first tranche closing of this financing. The Company has the option, subject to certain conditions, to close on a second tranche of this financing. If the second tranche is closed, the Company will receive an additional $750,000 of gross proceeds. This interim bridge funding should allow the Company to operate into the third quarter of 2023. Management is actively managing our cash position and working to secure longer-term funding.

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

NOTE 3. FAIR VALUE MEASUREMENTS

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants, certain embedded redemption features associated with the senior note to Aclarion, Inc. on a recurring basis to determine the fair value of the liability.

	Fair value measured as of June 30, 2023
	Fair value on June 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$582,399	$–	$–	$582,399
Derivative Liability	172,389	–	–	172,389
Total Fair value	$754,788	$–	$–	$754,788

There were no transfers between Level 1, 2, and 3 during the period ended June 30, 2023, and the year ended December 31, 2022.

The following table presents changes in Level 3 liabilities measures at fair value for the period ended June 30, 2023, and the year ended December 31, 2022. Both observable and unobservable inputs were used to determine the fair value positions that the Company has classified within the Level 3 category.

	Warrant Liability	Derivative Liability	Total
Balance - January 1, 2023	$–	$–	$–
Additional warrant and derivative liability	579,818	163,170	742,988
Change in fair value	2,581	9,219	11,800
Balance - June 30, 2023	$582,399	$172,389	$754,788

The fair value of the embedded derivative liabilities associated with the Senior Notes Payable was estimated using a probability weighted discounted cash flow model to measure the fair value. This involves significant Level 3 inputs and assumptions including an (i) estimated probability and timing of certain financing events and event of default, and (ii) the Company’s risk-adjusted discount rate.

The fair value of the warrants to purchase shares of common stock was estimated using a Monte Carlo simulation using the following assumptions.

	As of Issuance	As of June 30, 2023
	Warrant Liability	Warrant Liability
Strike Price	$0.63	$0.63
Contractual term (years)	5.0	5.0
Volatility (annual)	80.0%	80.0%
Risk-free rate	3.52%	4.15%
Floor Financing price	$0.50	$0.50

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. The guidance also modifies how certain convertible instruments, that may be settled in cash or shares, impact the calculation of diluted earnings per share. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this standard as of April 1, 2022, using the modified retrospective approach. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

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

The Company has adopted ASC 326 using the retrospective approach for all financial assets measured at amortized cost, which consists of trade receivables. The Company estimates the likelihood of collection considering trade receivables-based factors such as the creditworthiness of its customers. There are no off-balance sheet assets or guarantees. The Company recorded no change to retained earnings due to the adoption of ASC 326.

As of this date, the Company has not purchased, nor does it intend to purchase, debt securities, eroded or financial assets, or leases within the scope of the pronouncement. If it does, it will use the prospective transition approach.

NOTE 5. REVENUE

Contract Balances

The timing of revenue recognition, billings, and cash collections may result in trade, unbilled receivables, and deferred revenues on the balance sheets. At times, revenue recognition may occur before the billing, resulting in an unbilled receivable, which would represent a contract asset. The contract asset would be a component of accounts receivable and other assets for the current and non-current portions, respectively. A contract liability is recorded when the Company receives payments prior to earning the revenue.

NOTE 6. CORRECTION OF ERRORS IN 2022 INTERIM FINANCIAL INFORMATION

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

Additionally, management introduced various reclassifications within the statement of cash flows to present in accordance with US GAAP. The following tables summarize the impacts of these error corrections on the Company's interim financial statements for each of the interim periods presented below:

Condensed Balance Sheets	For the six months ended June 30, 2022 (unaudited)
	As previously reported	Adjustments	As Restated

Total assets	$5,620,989	$–	$5,620,989

Total current liabilities	1,381,419	–	1,381,419

Additional paid-in capital	41,184,654	(152,653)	41,032,001
Accumulated deficit	(36,945,162)	152,653	(36,792,509)
Other	78	–	78
Total stockholders’ equity	4,239,570	–	4,239,570

Total liabilities and stockholders’ equity	$5,620,989	$–	$5,620,989

Condensed Statements of Operations	For the six months ended June 30, 2022 (unaudited)
	As previously reported	Adjustments	As Restated

Gross profit (loss)	$(11,279)	$–	$(11,279)

Sales and marketing	194,067	–	194,067
Research and development	558,029	–	558,029
General and administrative	2,375,126	(152,653)	2,222,473
Total operating expenses	3,127,222	(152,653)	2,974,569

Total other income (expense)	(1,505,102)	–	(1,505,102)

Net income (loss)	$(4,643,603)	$152,653	$(4,490,950)
Net (loss) allocable to common stockholders	$(5,059,126)	$152,653	$(4,906,473)
(Loss) per share	$(1.16)	$0.04	$(1.12)
Weighted Average common shares outstanding	4,363,600	10,068	4,373,668

Condensed Statements of Operations	For the three months ended June 30, 2022 (unaudited)
	As previously reported	Adjustments	As Restated

Gross profit (loss)	$(3,573)	$–	$(3,573)

Sales and marketing	124,759	–	124,759
Research and development	353,226	–	353,226
General and administrative	1,883,843	(152,653)	1,731,190
Total operating expenses	2,361,828	(152,653)	2,209,175

Total other income (expense)	(1,342,114)	–	(1,342,114)

Net income (loss)	$(3,707,515)	$152,653	$(3,554,862)
Net (loss) allocable to common stockholders	$(3,835,723)	$152,653	$(3,683,070)
(Loss) per share	$(0.49)	$0.02	$(0.47)
Weighted Average common shares outstanding	7,821,515	–	7,821,515

Condensed Statements of Cash Flows	For the six months ended June 30, 2022 (unaudited)
	As previously reported	Adjustments	As Restated

Net income (loss)	$(4,643,603)	$152,653	$(4,490,950)

Adjustments to reconcile net income (loss) to net cash used in operation activities
Depreciation and amortization	94,705	(25,000)	69,705
Non-cash charge settled in equity	–	1,299,507	1,299,507
Prepaids and other current assets	(308,052)	(140,382)	(448,434)
Accrued and other liabilities	728,399	(921,718)	(193,320)
Other	1,047,540	–	1,047,540
Net cash (used in) operations	(3,081,011)	365,060	(2,715,951)

Net cash (used in) investing activities	(120,957)	–	(120,957)

IPO Issuance costs	–	(365,060)	(365,060)
Others	6,552,318	–	6,552,318
Net cash provided by financing activities	6,552,318	(365,060)	6,187,258

Net cash increase (decrease) for period	$3,350,350	$–	$3,350,350

Condensed Statements of Changes in Stockholders’ Equity	June 30, 2022 (unaudited)
	As previously reported	Adjustments	As Restated

Common Stock	$78	$–	$78
Additional paid-in capital	41,184,654	(152,653)	41,032,001
Accumulated deficit	(36,945,162)	152,653	(36,792,509)
Total stockholders’ equity	$4,239,570	$–	$4,239,570

NOTE 7. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Accrued and other liabilities:

	June 30, 2023	December 31, 2022
Accrued bonus	$291,812	$134,704
Accrued expenses	153,805	35,922
Accrued payroll and related liabilities	47,023	46,250
Accrued interest	14,346	–
Other accrued liabilities	6,014	9,593
	$513,000	$226,469

NOTE 8. LEASES

Rent expense for the three months ended June 30, 2023, and 2022, was $0 and $16,425, respectively. Rent expense for the six months ended June 30, 2023, and 2022, was $0 and $32,510, respectively.

The Company entered into a subleasing agreement in 2021 and realized $0 and $26,340 of sublease income for the six months ended June 30, 2023, and 2022. Both the lease and sublease are netted within the general & administrative line item in the Condensed Statements of Operations. Our current office lease and sublease expired on June 30, 2022.

NOTE 9. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	June 30, 2023	December 31, 2022

Patents and licenses	$2,220,363	$2,147,728
Other	5,017	5,017
	2,225,380	2,152,745
Less: accumulated amortization	(1,021,343)	(942,538)
Intangible assets, net	$1,204,037	$1,210,207

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement and charged to research and development.

Amortization expense related to purchased intangible assets was $39,940 and $33,396 for the three months ended June 30, 2023, and 2022, respectively. Amortization expense related to purchased intangible assets was $78,805 and $66,583 for the six months ended June 30, 2023, and 2022, respectively.

Patents and trademarks are reviewed at least annually for impairment. No impairment was recorded through June 30, 2023, and December 31, 2022, respectively.

Future amortization of intangible assets is as follows:

2023	$81,096
2024	162,191
2025	162,191
2026	162,191
2027 and beyond	636,368
Total	$1,204,037

NOTE  10. SHORT TERM NOTES, CONVERTIBLE DEBT, AND DERIVATIVE LIABILITIES

Senior Notes Payable

In May 2023, the Company issued $1,437,500 unsecured senior notes that mature on May 16, 2024 (“the Senior Notes Payable”), for cash proceeds of $1,250,000. The Senior Notes Payable contain an original issue discount of 15.0% and accrue interest at an annual rate of 8.0%. The Company incurred issuance costs, recorded as deferred financing costs, of $203,575 relating to due diligence and legal costs associated with the transaction.

The Company evaluated the embedded redemption and contingent interest features in the Senior Notes Payable to determine if such features were required to be bifurcated as an embedded derivative liability. In accordance with ASC 815-40, Derivatives and Hedging Activities, the embedded redemption features and contingent interest feature were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value at each reporting date. The Company fair valued such derivative liabilities and recorded a debt discount at issuance of $163,170.

The Company issued warrants to purchase 1,232,156 shares of common stock to the holders (the “Senior Notes Warrants”) with an exercise price of $0.6262 per share. The Company accounted for the warrants in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and were recorded as a liability. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the Senior Notes Warrants at issuance was $579,818 and was recorded as a debt discount.

In connection with the issuance of the Senior Notes Payable, the Company paid a commitment fee in the form of 339,360 shares of unregistered common stock to the holders. The commitment fee has a fair value at issuance of $175,619 and is recorded as a deferred financing cost.

The resulting debt discounts from the derivative liabilities, warrant liabilities and deferred financing costs were presented as a direct deduction from the carrying amount of that debt liability and amortized to interest expense using the effective interest rate method. For the six months ended June 30, 2023, the Company recognized $28,520 in amortization of debt discounts and deferred financing costs which is recorded in interest expense.

The following table reconciles the Senior Notes Payable and unamortized deferred financing costs and debt discounts relating to the derivative liabilities and warrant liabilities.

Note payable, net of discount:

	June 30, 2023	December 31, 2022
Note Payable	$1,437,500	$–
Less: Unamortized Discounts and Deferred Financing Costs		–
Warrants	(567,543)	–
Derivative	(159,716)	–
Issuance cost	(591,403)	–
	(1,318,662)	–
	$118,838	$–

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company so elects. The U.S. licensed patents that are currently issued expire between 2026 and 2029, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $12,500 for the three months ended June 30, 2023, and 2022, respectively, and $25,000 for the six months ended June 30, 2023, and 2022, respectively, as Cost of Revenue.

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

NOTE 12. STOCKHOLDERS’ EQUITY

The Company filed an Amended and Restated Certificate of Incorporation on April 21, 2022, as part of the IPO. The Company is authorized to issue two classes of stock to be designated, respectively, “common stock” and “preferred stock.” The total number of shares which the Company is authorized to issue is two hundred twenty million (220,000,000) shares. Two hundred million (200,000,000) shares are authorized to be common stock, having a par value per share of $0.00001. Twenty million (20,000,000) shares are authorized to be preferred stock, having a par value per share of $0.00001. As of June 30, 2023, the Company had 8,200,875 common shares outstanding.

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

Series A-1, A-2, A-3, A-4, B, B-1, B-2, and B-3 Preferred Stock

Prior to the IPO, the Company had authorized two classes of shares. These classes included shares of common stock and preferred stock. There was one authorized series of shares of common stock and eight existing authorized series of preferred stock: Series A-1, A-2, A-3, A-4, B, B-1, B-2, and B-3.

The Series B, B-1, B-2 and B-3 preferred stock earned a dividend rate is 6.0%. Dividends were cumulative. The accrued and unpaid dividends were payable in shares of common stock in certain events (including an IPO) at the then current fair market value of the common stock.

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

Warrants

Pre-Funded Placement Agent Warrants

During the six months ended June 30, 2023, the Company issued 54,340 shares of common stock in the form of pre-funded warrants to the placement agent in connection with the Senior Notes Payable issuance discussed in Note 10. The value of the warrants was recorded as a debt discount on the Notes.

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

As of June 30, 2023, 2,489,750 IPO Warrants were outstanding.

NOTE 13. NET LOSS PER SHARE OF COMMON STOCK

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	Three Months Ended June 30,
	2023	2022
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(1,464,557)	$(3,683,070)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	8,087,755	–
Weighted average shares issuable for vested restricted stock units	199,914	–
	8,287,669	7,821,515

	Six Months Ended June 30,
	2023	2022
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(2,648,017)	$(4,906,473)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	7,974,635	4,373,668
Weighted average shares issuable for vested restricted stock units	145,347	–
	8,119,982	4,373,668

The following outstanding potentially dilutive securities were excluded from the weighted average calculation of dilutive loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	June 30, 2023	June 30, 2022

Series A and B convertible preferred stock	–	1,639,559
Warrants	3,518,550	1,570,236
Restricted stock units	692,422	–
Stock options	2,738,820	2,351,510
	6,949,792	5,561,305

NOTE 14. STOCK BASED COMPENSATION

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

No options were granted in the three months and six months ended June 30, 2023.

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

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A summary of option activity under the Company’s incentive plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value of Unexercised Options
Balance at December 31, 2022	2,738,820	$1.94	8.4	$0
Options granted	–	–	–
Options exercised	–	–	–
Options forfeited/expired	–	–	–
Balance at June 30, 2023	2,738,820	$1.94	7.9	$0

Exercisable at December 31, 2022	2,169,088	$1.87	8.3	$0
Exercisable at June 30, 2023	2,283,224	$1.89	7.8	$0

The aggregate intrinsic value in the table above of the unexercised options reflects the total pre-tax intrinsic value (the difference between the Nasdaq closing price on June 30, 2023, and the exercise price of the options that would have been received by option holders if all options exercisable had been exercised).

As of June 30, 2023, there was approximately $443,251 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the next 27 months.

Restricted Stock Units

In the six months ended June 30, 2023, the Company granted RSUs under the 2022 Plan that have a combination of time-based and performance-based vesting, contingent upon continued service with the Company. The Company granted certain consultants an aggregate of 398,452 RSUs.

RSU activity under the 2022 Plan was as follows for the six months ended June 30, 2023:

	RSU’s Outstanding	Weighted-Average Grant-Date Fair value per Unit
Nonvested as of December 31, 2022	446,525	$0.63
Granted	398,452	0.76
Vested	(206,302)	0.65
Forfeited	–	–
Nonvested as of June 30, 2023	638,675	$0.70

The grant date fair value for a RSU is the market price of the common stock on the date of grant. The total share-based compensation expense related to RSUs recognized during the six months ended June 30, 2023, was $105,478.

As of June 30, 2023, there was approximately $281,330 total unrecognized compensation cost related to non-vested RSUs which is expected to be recognized over the next twelve months.

As of June 30, 2023, the Company is obligated to issue 241,692 shares of common stock associated with vested Restricted Stock Units.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales and marketing	$78,688	$848	$106,997	$1,696
Research and development	2,055	3,064	5,615	6,129
General and administrative	55,888	697,593	106,551	716,802
Total share based compensation	$136,631	$701,505	$219,162	$724,627

NOTE 15. SUBSEQUENT EVENTS

Resolution of Nasdaq Notice Regarding Late Filing of 10-Q Report

As previously disclosed, on May 23, 2023, the Company received a notice from Nasdaq notifying the Company that because the Company was delinquent in filing its Form 10-Q for the quarter ended March 31, 2023, the Company no longer complied with Nasdaq Listing Rule 5250(c)(1), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. On July 3, 2023, the Company filed its Form 10-Q for the quarter ended March 31, 2023 with the SEC. On July 5, 2023, the Company received a letter from Nasdaq indicating that the Company was now in compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq’s letter indicated that this matter is now closed.

Nasdaq Non-Compliance

As indicated in our Form 12b-25 Notification of Late Filing filed on August 14, 2023, we have been delayed in filing with the SEC our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. On August 23, 2023, the Company received a notice from Nasdaq notifying the Company that because the Company remains delinquent in filing its Form 10-Q, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. The notice received from Nasdaq has no immediate effect on the listing or trading of the Company’s securities on Nasdaq. However, if the Company would fail to timely regain compliance with Rule 5250(c)(1), the Company’s securities would be subject to delisting from Nasdaq. Under the Nasdaq rules, the Company has until October 22, 2023 (60 days after Nasdaq’s notice) to submit a plan to regain compliance with the Rule 5250(c)(1).  The Company expects that with the filing of this Form 10-Q, we have regained compliance with Rule 5250(c)(1).

Nasdaq Delisting Notices

On March 3, 2023, we received a letter from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. At December 31, 2022, we reported stockholders’ equity of $1,787,751 (prior to restatement, see Note 4 of form 10-K/A filed June 12, 2023), and, as a result, we did not satisfy Listing Rule 5550(b)(1). Nasdaq allowed us a period of 45 calendar days from the date of the letter, or until April 17, 2023, to submit a plan to regain compliance with the stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1). We submitted such a plan to Nasdaq on April 12, 2023. On April 20, 2023, the Company received a letter from Nasdaq granting us an additional 180-day period, or until August 30, 2023, to regain compliance with Nasdaq Listing Rule 5550(b)(1).

Separately, on August 4, 2023, we received a notice from Nasdaq indicating that we were not in compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”). This notice indicated that the Company will be provided 180 calendar days in which to regain compliance. If at any time during this 180 calendar day period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq staff (the “Staff”) will provide the Company with a written confirmation of compliance and the matter will be closed.

Alternatively, if the Company fails to regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar day compliance period, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the Bid Price Requirement) and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the Company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, and if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is not otherwise eligible, the Staff will provide the Company with written notification that its securities are subject to delisting from The Nasdaq Capital Market. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Company intends to consider all options to regain compliance with all Nasdaq continued listing requirements.

Amendment to Unsecured Non-Convertible Notes

On May 16, 2023, the Company entered into a securities purchase agreement with accredited investors for an unsecured non-convertible note financing. The Company has received $1,250,000 of gross proceeds in connection with the first tranche closing of this financing.

Pursuant to the securities purchase agreement, the Company has the option, subject to certain conditions, to close on a second tranche of this financing. If the second tranche is closed, the Company would receive an additional $750,000 of gross proceeds in connection with the second tranche closing of this financing. The option for the second tranche is exercisable by the Company at any time until the earlier of (x) the date no first tranche notes remain outstanding and (y) the six-month anniversary of the first tranche closing date.

On August 14, 2023, the Company and the note holders agreed to waive monthly interest payments on the first tranche notes and the second tranche notes (if issued in the future).

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

Results of operations

For the Three Months Ended June 30, 2023, and 2022:

The following table summarizes our results of operations for the three months ended June 30, 2023, and 2022.

	Three Months Ended June 30,
	2023	2022	$ Change
Revenue
Revenue	$17,072	$10,676	$6,396
Cost of revenue	19,301	14,249	5,052
Gross profit (loss)	(2,229)	(3,573)	1,354

Operating expenses:
Sales and marketing	207,790	124,759	83,031
Research and development	250,006	353,226	(103,220)
General and administrative	946,175	1,731,190	(785,014)
Total operating expenses	1,403,971	2,209,175	(805,203)

Income (loss) from operations	(1,406,200)	(2,212,748)	806,547

Other income (expense):
Interest expense	(47,139)	(1,340,666)	1,293,527
Changes in value of warrant and derivative liabilities	(11,800)	–	(11,800)
Other, net	583	(1,447)	2,030
Total other income (expense)	(58,356)	(1,342,114)	1,283,758

Income (loss) before income taxes	(1,464,557)	(3,554,862)	2,090,305
Income tax provision	–	–	–
Net income (loss)	$(1,464,557)	$(3,554,862)	$2,090,305

Dividends accrued for preferred stockholders	$–	$(128,208)	$128,208
Net income (loss) allocable to common stockholders	$(1,464,557)	$(3,683,070)	$2,218,513
Net income (loss) per share allocable to common shareholders	$(0.18)	$(0.47)	$0.29
Weighted average shares of common stock outstanding, basic and diluted	8,287,669	7,821,515	466,154

Total revenues. Total revenues for the quarter ended June 30, 2023 were $17,072, which was an increase of $6,396, or 60%, from $10,676 for the quarter ended June 30, 2022. The increase in revenues resulted from a Purchase Order from the University of North Carolina at Chapel Hill.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, NuVasive commission of 6%, partner fees (Radnet), and credit card fees. Total cost of revenue was $19,301 for the quarter ended June 30, 2023, compared to $14,249 for the quarter ended June 30, 2022, an increase of 35%. This change is due to the increase in revenues and related costs.

Sales and Marketing. Sales and marketing expenses were $207,790 for the quarter ended June 30, 2023, compared to $124,759 for the quarter ended June 30, 2022, an increase of $83,031 or 67%. This increase was driven by Key Opinion Leader restricted stock unit vesting, conferences, and travel expenses.

Research and Development. Research and development expenses were $250,006 for the quarter ended June 30, 2023, compared to $353,266 for the quarter ended June 30, 2022, a decrease of $103,220 or 29%. The decrease was primarily driven by a $123,828 payment to UCSF for the quarter ended June 30, 2022 for a milestone license payment upon IPO.

General and Administrative. General and administrative expenses were $946,175 for the quarter ended June 30, 2023, a decrease of $785,014 or 45%, from $1,731,190 for the quarter ended June 30, 2022. The Company transitioned from private to public with its IPO in April 2022. For the quarter ended June 30, 2022, the Company incurred post-IPO expenses related to bonus payouts and stock compensation expenses, which were not incurred for the quarter ended June 30, 2023.

Interest Expense. Interest expense was $47,139 for the quarter ended June 30, 2023, a decrease of $1,293,527, from the $1,340,666 for the quarter ended June 30, 2022. The decrease in interest expense year-over-year was primarily driven by the $1.3 million beneficial conversion rate charged to interest expense for the conversion of all accrued interest on the Company's outstanding secured promissory notes into common shares and common stock warrants in connection with the effectiveness of the April 2022 IPO.

For the Six Months Ended June 30, 2023, and 2022:

The following table summarizes our results of operations for the six months ended June 30, 2023, and 2022.

	Six Months Ended June 30,
	2023	2022	$ Change
Revenue
Revenue	$42,542	$19,702	$22,840
Cost of revenue	36,754	30,981	5,773
Gross profit (loss)	5,788	(11,279)	17,067

Operating expenses:
Sales and marketing	385,074	194,067	191,006
Research and development	454,405	558,029	(103,624)
General and administrative	1,753,774	2,222,473	(468,699)
Total operating expenses	2,593,253	2,974,569	(381,316)

Income (loss) from operations	(2,587,464)	(2,985,848)	398,384

Other income (expense):
Interest expense	(48,519)	(1,503,407)	1,454,888
Changes in value of warrant and derivative liabilities	(11,800)	–	(11,800)
Other, net	(234)	(1,695)	1,462
Total other income (expense)	(60,552)	(1,505,102)	1,444,550

Income (loss) before income taxes	(2,648,017)	(4,490,950)	1,842,934
Income tax provision	–	–	–
Net income (loss)	$(2,648,017)	$(4,490,950)	$1,842,934

Dividends accrued for preferred stockholders	$–	$(415,523)	$415,523
Net income (loss) allocable to common stockholders	$(2,648,017)	$(4,906,473)	$2,258,457
Net income (loss) per share allocable to common shareholders	$(0.33)	$(1.12)	$0.79
Weighted average shares of common stock outstanding, basic and diluted	8,119,982	4,373,668	3,746,314

Total revenues. Total revenues for the six months ended June 30, 2023 were $42,542, which was an increase of $22,840, or 116%, from $19,702 for the six months ended June 30, 2022. The increase in revenues resulted from a Purchase Order from the University of North Carolina at Chapel Hill.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, NuVasive commission of 6%, partner fees (Radnet), and credit card fees. Total cost of revenue was $36,754 for the six months ended June 30, 2023, compared to $30,981 for the six months ended June 30, 2022, an increase of 19%. This change is due to the increase in revenues and related costs.

Sales and Marketing. Sales and marketing expenses were $385,074 for the six months ended June 30, 2023, compared to $194,067 for the six months ended June 30, 2022, an increase of $191,006 or 98%. This increase was driven by Key Opinion Leader restricted stock unit vesting, conferences, and travel expenses.

Research and Development. Research and development expenses were $454,405 for the six months ended June 30, 2023, compared to $558,029 for the six months ended June 30, 2022, a decrease of $103,624. The decrease was primarily driven by a $123,828 payment to UCSF for the quarter ended June 30, 2022 related to a milestone license payment upon the April 2022 IPO.

General and Administrative. General and administrative expenses were $1,753,774 for the six months ended June 30, 2023, a decrease of $468,699 or 21%, from $2,222,473 for the six months ended June 30, 2022.

The Company transitioned from private to public with its IPO in April 2022. For the six months ended June 30, 2022, the Company incurred post-IPO expenses related to bonus payouts and stock compensation expenses, which were not incurred for the six months ended June 30, 2023. This year-over-year decrease in 2023 was partially offset by increased director and officer insurance premiums with six months paid in 2023 compared to just over two months in 2022.

Interest Expense. Interest expense was $48,519 for the six months ended June 30, 2023, a decrease of $1,454,888, from the $1,503,407 for the six months ended June 30, 2022. The decrease in interest expense year-over-year was primarily driven by the $1.3 million beneficial conversion rate charged to interest expense for the conversion of all accrued interest on the Company's outstanding secured promissory notes into common shares and common stock warrants in connection with the effectiveness of the April 2022 IPO.

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

The Company had a cash and restricted cash balance of $614,518 as of June 30, 2023. On May 16, 2023, we entered into a securities purchase agreement with accredited investors for unsecured non-convertible note financing. The Company received $1,250,000 of gross proceeds in connection with the first tranche closing of this financing. The Company has the option, subject to certain conditions, to close on a second tranche of this financing. If the second tranche is closed, the Company will receive an additional $750,000 of gross proceeds. This interim bridge funding should allow the Company to operate for approximately three months, into the third quarter of 2023. Management is actively managing our cash position and working to secure longer-term funding.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred shares and debt financing, PPP loans that were forgiven, and our IPO on April 21, 2022.

Through June 30, 2023, we raised an aggregate of $31,145,148 of gross proceeds from $19,319,098 of preferred and common stock, $2,928,541 from the sale of convertible notes, $370,191 of PPP loans that were forgiven, and net proceeds of $8,527,318 from the IPO, after underwriter compensation and deductions. We also issued a $2,000,000 promissory note in June 2021 that was repaid in April 2022. On May 16, 2023, the Company entered into a securities purchase agreement with accredited investors for an unsecured non-convertible note financing. The Company received $1,250,000 of gross proceeds, with out-of-pocket issuance costs of $203,575. As of June 30, 2023, we had cash, including $10,000 of restricted cash, of $614,518.

On May 16, 2023, the Company entered into a securities purchase agreement with accredited investors for an unsecured non-convertible note financing. The Company received $1,250,000 of gross proceeds in connection with the first tranche closing of this financing. The Company has the option, subject to certain conditions, to close on a second tranche of this financing. If the second tranche is closed, the Company will receive an additional $750,000 of gross proceeds. The option for the second tranche is exercisable by the Company at any time during the period commencing on the 10th trading day after the first tranche closing date and ending on the earlier of (x) the date no first tranche notes remain outstanding and (y) the six-month anniversary of the first tranche closing date. The Company expects the combined tranche financing of $2,000,000 should fund operations for approximately three months, into the third quarter of 2023.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months Ended June 30,
	2023	2022
		(restated)

Cash used in operating activities	$(1,960,653)	$(2,715,951)
Cash used in investing activities	(72,634)	(120,957)
Cash provided by financing activities	1,165,000	6,187,258
Net (decrease) increase in cash	$(868,287)	$3,350,350

Operating activities

During the six months ended June 30, 2023, operating activities used $1,960,653 of cash compared to $2,715,951 for the six months ended June 30, 2022 . This use of cash consisted primarily of employee compensation and benefit expense, general liability insurance, contractor compensation, and audit and legal fees. The Company completed their IPO in April 2002. Related to the IPO, the Company paid bonuses, funded a new director and officer insurance policy, and made a $123,828 payment to UCSF related to a license agreement milestone.

Investing activities

During the six months ended June 30, 2023, and 2022, investing activities used $72,634 and $120,957 of cash, respectively. These investing activities consisted almost entirely of patent and license maintenance.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $1,165,000, which included the issuance of an unsecured promissory note in the amount $1,250,000, net of $203,576 of issuance costs. During the six months ended June 30, 2022, net cash provided by financing activities was $6,187,258, which included the net of $8,552,318 (net of underwriter compensation and deductions but excluding $25,000 prepayment in 2021), of initial public offering proceeds, minus $365,060 of IPO-related cash issuance costs, and $2,000,000 repayment of promissory notes.

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

Other contractual obligations and commitments

Our current office lease and sublease expired on June 30, 2022.  The Company does not have any contractual obligations not otherwise on our balance sheet as of June 30, 2023.

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

We are not currently in compliance with the certain continued listing requirements of the Nasdaq Capital Market and a delisting could limit the liquidity of our stock, increase its volatility and hinder our ability to raise capital.

As disclosed above (See Note 1 – Risks and Uncertainties) we are currently not in compliance with certain continued listing requirements of the Nasdaq Capital Market. Nasdaq has afforded the Company compliance periods with respect to these issues and the Company is working to retain compliance with all continued listing rules. There can be no assurance that the Company will be able to maintain the listing of its common stock on Nasdaq.

If our common stock is delisted by Nasdaq, our common stock may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. Upon any such delisting, our common stock would become subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $1.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of shareholders to sell securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be eligible for trading or quotation on any alternative exchanges or markets.

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

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		Underwriting Agreement dated April 21, 2022	8-K	04-27-2022	1.1
3.1		Certificate of Incorporation of the Company	8-K	04-27-2022	3.1
3.2		Bylaws of the Company	8-K	04-27-2022	3.2
3.3		Certificate of Designation of Series A Preferred Stock	8-K	02-17-2023	3.1
4.1		Form of Common Stock Certificate	10-Q	06-06-2022	4.1
4.2		Form of Public Warrant	8-K	04-27-2022	4.1
4.3		Form of Representative’s Common Stock Purchase Warrant	8-K	04-27-2022	4.2
4.4		Description of Securities	10-Q	06-06-2022	4.4
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	03-23-2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	03-23-2022	10.2
10.3	#	Employment Agreement of John Lorbiecki	S-1/A	03-23-2022	10.3
10.4	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	01-06-2022	10.4
10.5		Senior Secured Bridge Note	S-1/A	03-04-2022	10.5
10.6		License Agreement with UCSF the Regents of the University of California	S-1	01-06-2022	10.6
10.7		Amendment to UC License Agreement	S-1/A	03-04-2022	10.7
10.8	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	03-23-2022	10.8
10.9		Amended and Restated Investor Rights Agreement dated July 27, 2017	S-1/A	03-23-2022	10.9
10.10		First Amendment to Amended and Restated Investor Rights Agreement dated February 20, 2020	S-1/A	03-23-2022	10.10
10.11		NuVasive SAFE (Simple Agreement for Future Equity) dated February 28, 2020	S-1/A	03-23-2022	10.11
10.12	**	Right of First Offer Agreement	S-1/A	03-23-2022	10.12
10.13		First Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.13
10.14		Second Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.14
10.15		Convertible Note and Warrant Purchase Agreement	S-1/A	03-23-2022	10.16
10.16		Warrant Agent Agreement dated April 21, 2022	8-K	04-27-2022	10.1
10.17		Siemens Strategic Collaboration Agreement	S-1	01-06-2022	10.17
10.18	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	01-06-2022	10.20

10.19		Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	01-06-2022	10.21
10.20	#	Nocimed, Inc. 2015 Stock Plan	S-8	05-26-2022	99.4
10.21	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	05-26-2022	99.5
10.22		Securities Purchase Agreement dated February 16, 2023 between Aclarion, Inc. and Jeffrey Thramann	8-K	02-17-2023	10.1
10.23		Form of Securities Purchase Agreement	8-K	05-17-2023	10.1
10.24		Form of Unsecured Non-Convertible Note	8-K	05-17-2023	10.2
10.25		Form of Common Stock Warrant	8-K	05-17-2023	10.3
10.26		Form of Registration Rights Agreement	8-K	05-17-2023	10.4
10.27		Waiver related to Unsecured Non-Convertible Notes	8-K	08-14-2023	10.1
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X

101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

	By:	/s/ John Lorbiecki
John Lorbiecki
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 25, 2023

