Form 10-Q
period 2023-09-30
Aclarion, Inc.
filed 2023-11-14
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 14, 2023, there were 8,793,010 shares of the registrant's common stock, $0.00001 par value per share, outstanding.

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aclarion, Inc.

Condensed Balance Sheets

	Sept 30, 2023	Dec 31, 2022
	(Unaudited)	(restated)
ASSETS
Current assets:
Cash	$161,450	$1,472,806
Restricted cash	10,000	10,000
Accounts receivable	21,189	18,569
Prepaids and other current assets	172,309	199,701
Total current assets	364,948	1,701,076

Non-current assets:
Property and equipment, net	2,063	3,346
Intangible assets, net	1,176,208	1,210,207
Total non-current assets	1,178,271	1,213,553

Total assets	$1,543,219	$2,914,629

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$686,198	$462,202
Accrued and other liabilities	379,119	226,469
Note payable, net of discount	727,536	–
Warrant liability	210,910	–
Derivative liability	367,436	–
Total current liabilities	2,371,199	688,671

Stockholders' equity
Common stock - $0.00001 par value, 200,000,000 authorized and 8,230,510 and 7,861,515 shares issued and outstanding (see Note 12)	82	79
Additional paid-in capital	42,188,117	41,596,032
Accumulated deficit	(43,016,179)	(39,370,153)
Total stockholders’ equity (deficit)	(827,980)	2,225,958

Total liabilities and stockholders’ equity (deficit)	$1,543,219	$2,914,629

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(restated)		(restated)
Revenue
Revenue	$19,065	$18,222	$61,607	$37,924
Cost of revenue	19,558	17,028	56,312	48,009
Gross profit (loss)	(493)	1,194	5,295	(10,085)

Operating expenses:
Sales and marketing	192,896	159,388	577,969	353,456
Research and development	198,252	290,966	652,657	848,995
General and administrative	770,534	1,184,100	2,524,308	3,406,572
Total operating expenses	1,161,682	1,634,454	3,754,934	4,609,023

(Loss) from operations	(1,162,175)	(1,633,260)	(3,749,640)	(4,619,108)

Other income (expense):
Interest expense	(166,332)	(2,070)	(214,850)	(1,505,477)
Change in value of warrant and derivative liabilities	330,252	–	318,452	–
Other, net	245	2,297	11	602
Total other income (expense)	164,165	227	103,613	(1,504,875)

(Loss) before income taxes	(998,010)	(1,633,033)	(3,646,027)	(6,123,983)
Income tax provision	–	–	–	–
Net (loss)	$(998,010)	$(1,633,033)	$(3,646,027)	$(6,123,983)

Dividends accrued for preferred stockholders	–	–	–	(415,523)
Net (loss) allocable to common stockholders	$(998,010)	$(1,633,033)	$(3,646,027)	$(6,539,506)
Net (loss) per share allocable to common shareholders	$(0.12)	$(0.20)	$(0.44)	$(1.17)
Weighted average shares of common stock outstanding, basic and diluted	8,526,854	7,821,515	8,255,606	5,522,950

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(unaudited)

	Series A		Series A-1, A-2, A-3, A-4		Series B, B-1		Series B-2, B-3
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value*

Balance, December 31, 2021	–	$–	6,247,695	$62	12,434,500	$124	5,812,809	$–
Preferred stock dividend payable	–	–	–	–	–	–	–	–
Share-based compensation	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, March 31, 2022	–	$–	6,247,695	$62	12,434,500	$124	5,812,809	$–

Issuance of warrants	–	–	–	–	–	–	–	–
Exercise of convertible note warrants	–	–	–	–	–	–	–	–
Preferred stock dividend payable	–	–	–	–	–	–	–	–
Conversion of preferred dividends payable to common stock	–	–	–	–	–	–	–	–
Conversion of preferred stock to common stock	–	–	(6,247,695)	(62)	(12,434,500)	(124)	(5,812,809)	–
Conversion of accrued interest on promissory notes	–	–	–	–	–	–	–	–
Issuance of common stock and warrants related to IPO, net issuance costs	–	–	–	–	–	–	–	–
IPO issuance costs	–	–	–	–	–	–	–	–
Share-based compensation	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, June 30, 2022	–	$–	–	$–	–	$–	–	$–

Share-based compensation	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, Sept 30, 2022	–	$–	–	$–	–	$–	–	$–

Balance, December 31, 2022	–	$–	–	$–	–	$–	–	$–
Share-based compensation	–	–	–	–	–	–	–	–
Proceeds from sale of Series A preferred stock	1	1,000	–	–	–	–	–	–
Redemption of Series A Preferred stock	(1)	(1,000)	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, March 31, 2023	–	$–	–	$–	–	$–	–	$–

Share-based compensation	–	–	–	–	–	–	–	–
Issuance of common shares	–	–	–	–	–	–	–	–
Issuance of warrants	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, June 30, 2023	–	$–	–	$–	–	$–	–	$–

Share-based compensation	–	–	–	–	–	–	–	–
Issuance of common shares	–	–	–	–	–	–	–	–
Issuance of warrants	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, Sept 30, 2023	–	$–	–	$–	–	$–	–	$–

*	Series B2 and B3 Preferred Stock amounts reflected in mezzanine equity in the relevant reporting periods.

(continued)

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(unaudited)

(continued)

	Common Stock		Additional	Accumulated
	Shares	Value	Paid-In Capital	Deficit	Total

Balance, December 31, 2021	905,685	$9	$19,054,234	$(31,886,036)	$(12,831,606)
Preferred stock dividend payable	–	–	–	(287,315)	(287,315)
Share-based compensation	–	–	23,122	–	23,122
Net income (loss)	–	–	–	(936,088)	(936,088)
Balance, March 31, 2022	905,685	$9	$19,077,356	$(33,109,439)	$(14,031,887)

Issuance of warrants	–	–	1,280	–	1,280
Exercise of convertible note warrants	60,408	1	(1)	–	–
Preferred stock dividend payable	–	–	–	(128,208)	(128,208)
Conversion of preferred dividends payable to common stock	984,537	10	4,272,411	–	4,272,420
Conversion of preferred stock to common stock	3,279,117	33	7,102,441	–	7,102,287
Conversion of accrued interest on promissory notes	426,768	4	1,855,154	–	1,855,158
Issuance of common stock and warrants related to IPO, net issuance costs	2,165,000	22	8,552,318	–	8,552,340
IPO issuance costs	–	–	(530,463)	–	(530,463)
Share-based compensation	–	–	701,505	–	701,505
Net income (loss)	–	–	–	(3,554,862)	(3,554,862)
Balance, June 30, 2022 (restated)	7,821,515	$78	$41,032,001	$(36,792,509)	$4,239,570

Share-based compensation	–	–	326,199	–	326,199
Net income (loss)	–	–	–	(1,633,033)	(1,633,033)
Balance, Sept 30, 2022 (restated)	7,821,515	$78	$41,358,200	$(38,425,542)	$2,932,737

Balance, December 31, 2022	7,861,515	$79	$41,596,032	$(39,370,153)	$2,225,958
Share-based compensation	–	–	82,531	–	82,531
Proceeds from sale of Series A preferred stock	–	–	–	–	1,000
Redemption of Series A Preferred stock	–	–	–	–	(1,000)
Net income (loss)	–	–	–	(1,183,460)	(1,183,460)
Balance, March 31, 2023	7,861,515	$79	$41,678,563	$(40,553,613)	$1,125,029

Share-based compensation	–	–	136,631	–	136,631
Issuance of common shares	339,360	3	175,616	–	175,619
Issuance of warrants	–	–	37,500	–	37,500
Net income (loss)	–	–	–	(1,454,557)	(1,464,557)
Balance, June 30, 2023	8,200,875	$82	$42,028,310	$(42,018,169)	$10,223

Share-based compensation	–	–	137,307	–	137,307
Issuance of common shares	29,635	0	0	–	–
Issuance of warrants	–	–	22,500	–	22,500
Net income (loss)	–	–	–	(998,010)	(998,010)
Balance, Sept 30, 2023	8,230,510	$82	$42,188,117	$(43,016,179)	$(827,980)

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2023	2022
		(restated)
Cash flows from operating activities
Net (loss)	$(3,646,027)	$(6,123,983)
Adjustments to reconcile net (loss) to net cash used in operation activities:
Depreciation and amortization	120,886	104,352
Share-based compensation	356,469	1,050,826
Amortization of deferred issuance costs	156,159	–
Change in fair value of warrants and derivative	(318,452)	–
Non-cash interest related to bridge funding	48,954	–
Loss on disposal of furniture and equipment	–	3,792
Interest conversion discount settled in equity	–	1,299,507
Change in assets and liabilities
Accounts receivable	(9,409)	(19,220)
Prepaids and other current assets	34,182	(42,802)
Accounts payable	207,771	(347,026)
Accrued and other liabilities	103,695	59,784
Promissory and convertible notes	32,607	–
Accrued interest on promissory and convertible notes	–	200,712
Net cash (used in) operations	(2,913,165)	(3,814,059)

Cash flows from investing activities
Intangible assets - Patents	(85,603)	(160,622)
Proceeds from sale of furniture	–	1,000
Net cash (used in) investing activities	(85,603)	(159,622)

Cash flows from financing activities
Proceeds from bridge funding	2,000,000	–
IPO/bridge funding issuance costs	(312,588)	(365,060)
Repayment of promissory notes	–	(2,000,000)
Issuance of common stock and warrants related to IPO, net deductions	–	8,552,318
Proceeds from sale of Series A preferred stock	1,000	–
Redemption of Series A Preferred stock	(1,000)	–
Net cash provided by financing activities	1,687,412	6,187,258

Net cash increase (decrease) for period	(1,311,356)	2,213,577
Cash and restricted cash, beginning of period	1,482,806	452,530
Cash and restricted cash, end of period	$171,450	$2,666,107

Non- cash activities
Dividends accrued on preferred shares	–	$415,523
Conversion of preferred stock to common stock	–	$25,754,379
Conversion of preferred stock dividends to common stock	–	$4,272,421
Conversion of accrued interest on promissory notes to common stock and warrants	–	$1,856,438
Issuance of underwriter's warrants related to IPO	–	$199,246
Designation of prepaid expenses to IPO issuance costs	–	$165,403
Fair value of warrants and derivative related to first tranche bridge funding	$742,988	–
Fair value of warrants and derivative related to second tranche bridge funding	$153,810	–
Issuance of commitment shares related to bridge funding	$175,619	–
Accrued debt issuance costs related to bridge funding	$16,225	–
Issuance of warrants related to bridge funding	$60,000	–
Original issuance discount (15%) related to bridge funding	$300,000	–

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

We have received deficiency letters from The Nasdaq Stock Market LLC (“Nasdaq”) that we are not in compliance with Nasdaq’s (i) minimum bid price requirement of at least $1.00 per share and (ii) the requirement to have at least $2,500,000 in stockholders’ equity (the “Stockholders’ Equity Requirement”).

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

On August 31, 2023, the Nasdaq staff notified us that we had not met the terms required to be granted an additional 180-day period to regain compliance with the Stockholders’ Equity Requirement. Accordingly, the Nasdaq staff had determined to delist the Company’s common stock from Nasdaq. The Company requested a hearing before a hearings panel (the “Panel”) to appeal the delisting notice from the staff. The Company's hearing with the Panel occurred on October 19, 2023.

On November 7, 2023, the Company was notified by the Nasdaq Hearings Panel that the Company’s request for continued listing on Nasdaq was granted, subject to the Company demonstrating compliance with the Equity and Bid Price Rules on or before January 31, 2024. The Panel has the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on the Exchange inadvisable or unwarranted.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2023 and December 31, 2022. The Company maintains cash deposits at several financial institutions, which are insured by the FDIC up to $250,000. The Company’s cash balance may at times exceed these limits. On September 30, 2023, and December 31, 2022, the Company had $0 and $1,229,863, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of September 30, 2023, the Company reported cash of $161,450 and restricted cash of $10,000 which aggregates to $171,450 and is reported on the statement of cash flows as cash and restricted cash.

Accounts Receivable, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The allowance for doubtful accounts was $0 on September 30, 2023, and December 31, 2022.

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

Liquidity, Capital Resources and Going Concern

The Company had a cash and restricted cash balance of $171,450 as of September 30, 2023. On May 16, 2023, we entered into a securities purchase agreement with accredited investors for unsecured non-convertible note financing. The Company received $1,250,000 of gross proceeds in connection with the first tranche closing of this financing. The Company had the option, subject to certain conditions, to close on a second tranche of this financing. On September 1, 2023, the Company closed the second tranche of this financing. The Company received an additional $750,000 of gross proceeds in connection with the second tranche closing of this financing.

This interim bridge funding should allow the Company to operate into the fourth quarter of 2023. Management is actively managing our cash position and working to secure longer-term funding in the fourth quarter of 2023.

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

The Company has issued restricted stock units (“RSUs”) under the 2022 Plan to certain consultants that have a combination of time-based and performance-based vesting. The Company measures and recognizes compensation expense for all stock-based awards based on the awards’ fair value. The grant date fair value for a RSU is the market price of the common stock on the date of grant. One share of common stock (or its cash equivalent, at the discretion of the Company) is issued for each RSU that vests.

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

	Fair value measured as of September 30, 2023
	Fair value on Sept 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$210,910	$–	$–	$210,910
Derivative Liability	367,436	–	–	367,436
Total Fair value	$578,346	$–	$–	$578,346

There were no transfers between Level 1, 2, and 3 during the period ended September 30, 2023, and the year ended December 31, 2022.

The following table presents changes in Level 3 liabilities measures at fair value for the period ended September 30, 2023, and the year ended December 31, 2022. Both observable and unobservable inputs were used to determine the fair value positions that the Company has classified within the Level 3 category.

	Warrant Liability	Derivative Liability	Total
Balance - January 1, 2023	$–	$–	$–
Additional warrant and derivative liability	579,818	316,980	896,798
Change in fair value	(368,908)	50,456	(318,452)
Balance - September 30, 2023	$210,910	$367,436	$578,346

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

The fair value of the warrants to purchase shares of common stock was estimated using a Monte Carlo simulation using the following assumptions.

	As of Issuance	As of Sept 30, 2023
	Warrant Liability	Warrant Liability
Strike Price	$0.63	$0.63
Contractual term (years)	5.0	5.0
Volatility (annual)	80.0%	80.0%
Risk-free rate	3.52%	4.64%
Floor Financing price	$0.50	$0.50

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

NOTE 6. CORRECTION OF ERRORS IN 2022 INTERIM FINANCIAL INFORMATION

Subsequent to the initial issuance of the Company's 2022 financial statements on February 27, 2023, management discovered that the previously issued interim financial statements for the three and nine months ended September 30, 2022 did not properly record the following items in accordance with US GAAP:

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

Additionally, management introduced various reclassifications within the statement of cash flows to present in accordance with US GAAP. The following tables summarize the impacts of these error corrections on the Company's interim financial statements for each of the interim periods presented below:

Condensed Balance Sheets	For the nine months ended September 30, 2022 (unaudited)
	As previously reported	Adjustments	As Restated

Total assets	$4,101,162	$–	$4,101,162

Total current liabilities	1,168,426	–	1,168,426

Additional paid-in capital	41,510,853	(152,653)	41,358,200
Accumulated deficit	(38,578,195)	152,653	(38,425,542)
Other	78	–	78
Total stockholders’ equity	2,932,736	–	2,932,736

Total liabilities and stockholders’ equity	$4,101,162	$–	$4,101,162

Condensed Statements of Operations	For the nine months ended September 30, 2022 (unaudited)
	As previously reported	Adjustments	As Restated

Gross profit (loss)	$(10,085)	$–	$(10,085)

Sales and marketing	353,456	–	353,456
Research and development	848,995	–	848,995
General and administrative	3,559,225	(152,653)	3,406,572
Total operating expenses	4,761,676	(152,653)	4,609,023

Total other income (expense)	(1,504,875)	–	(1,504,875)

Net income (loss)	$(6,276,636)	$152,653	$(6,123,983)
Net (loss) allocable to common stockholders	$(6,692,159)	$152,653	$(6,539,506)
(Loss) per share	$(1.21)	$0.04	$(1.17)
Weighted Average common shares outstanding	5,516,238	6,712	5,522,950

Condensed Statements of Operations	For the three months ended September 30, 2022 (unaudited)
	As previously reported	Adjustments	As Restated

Gross profit (loss)	$(3,573)	$–	$(3,573)

Sales and marketing	159,388	–	159,388
Research and development	290,966	–	290,966
General and administrative	1,184,100	–	1,184,100
Total operating expenses	1,634,454	–	1,634,454

Total other income (expense)	227	–	227

Net income (loss)	$(1,633,033)	$–	$(1,633,033)
Net (loss) allocable to common stockholders	$(1,633,033)	$–	$(1,633,033)
(Loss) per share	$(0.20)	$–	$(0.20)
Weighted Average common shares outstanding	7,821,515	–	7,821,515

Condensed Statements of Cash Flows	For the nine months ended September 30, 2022 (unaudited)
	As previously reported	Adjustments	As Restated

Net income (loss)	$(6,276,636)	$152,653	$(6,123,983)

Adjustments to reconcile net income (loss) to net cash used in operation activities
Depreciation and amortization	141,852	(37,500)	104,352
Non-cash charge settled in equity	–	1,299,507	1,299,507
Prepaids and other current assets	85,081	(127,883)	(42,801)
Accrued and other liabilities	981,504	(921,718)	59,786
Other	889,081	–	889,081
Net cash (used in) operations	(4,179,118)	365,060	(3,814,058)

Net cash (used in) investing activities	(159,622)	–	(159,622)

IPO Issuance costs	–	(365,060)	(365,060)
Others	6,552,318	–	6,552,318
Net cash provided by financing activities	6,552,318	(365,060)	6,187,258

Net cash increase (decrease) for period	$2,213,578	$–	$2,213,578

Condensed Statements of Changes in Stockholders’ Equity	September 30, 2022 (unaudited)
	As previously reported	Adjustments	As Restated

Common Stock	$78	$–	$78
Additional paid-in capital	41,510,853	(152,653)	41,358,200
Accumulated deficit	(38,578,195)	152,653	(38,425,542)
Total stockholders’ equity	$2,932,736	$–	$2,932,736

NOTE 7. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Accrued and other liabilities:

	September 30, 2023	December 31, 2022
Accrued bonus	$265,137	$134,704
Accrued expenses	12,074	35,922
Accrued payroll and related liabilities	46,250	46,250
Accrued interest	48,954	–
Other accrued liabilities	6,704	9,593
Accrued and other liabilities	$379,119	$226,469

NOTE 8. LEASES

Our most recent office lease and sublease expired on June 30, 2022. Rent expense for the three months ended September 30, 2023, and 2022, was $0. Rent expense for the nine months ended September 30, 2023, and 2022, was $0 and $36,070, respectively.

The Company entered into a subleasing agreement in 2021 and realized $0 and $26,340 of sublease income for the nine months ended September 30, 2023, and 2022. Both the lease and sublease are netted within the general & administrative line item in the Condensed Statements of Operations.

NOTE 9. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	September 30, 2023	December 31, 2022

Patents and licenses	$2,233,332	$2,147,728
Other	5,017	5,017
Total intangible assets gross	2,238,349	2,152,745
Less: accumulated amortization	(1,062,141)	(942,538)
Intangible assets, net	$1,176,208	$1,210,207

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement and charged to research and development.

Amortization expense related to purchased intangible assets was $40,797 and $46,458 for the three months ended September 30, 2023, and 2022, respectively. Amortization expense related to purchased intangible assets was $119,602 and $138,041 for the nine months ended September 30, 2023, and 2022, respectively.

Patents and trademarks are reviewed at least annually for impairment. No impairment was recorded through September 30, 2023, and December 31, 2022, respectively.

Future amortization of intangible assets is as follows:

2023	$41,002
2024	164,008
2025	164,008
2026	164,008
2027 and beyond	643,182
Total	$1,176,208

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

In September 2023, as agreed to during the issuance of the Senior Notes Payable, the Company exercised their right to an additional financing, issuing $862,500 unsecured senior notes that mature on September 1, 2024 ("the Series B Notes Payable) for cash proceeds of $750,000. The Series B Notes Payable contain an original issue discount of 15.0% and accrue interest at an annual rate of 8.0%. The Company incurred issuance costs, recorded as deferred financing costs, of $92,738 relating to due diligence and legal costs associated with the transaction.

The Company evaluated the embedded redemption and contingent interest features in the Series B Notes Payable to determine if such features were required to be bifurcated as an embedded derivative liability. In accordance with ASC 815-40, Derivatives and Hedging Activities, the embedded redemption features and contingent interest feature were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value at each reporting date. The Company fair valued such derivative liabilities and recorded a debt discount at issuance of $153,810.

The resulting debt discounts from the derivative liabilities, warrant liabilities and deferred financing costs were presented as a direct deduction from the carrying amount of that debt liability and amortized to interest expense using the effective interest rate method. For the nine months ended September 30, 2023, the Company recognized $156,266 in amortization of debt discounts and deferred financing costs which is recorded in interest expense.

The following table reconciles the aggregate amount for the Senior Notes Payable and Series B Notes Payable, as well as the unamortized deferred financing costs and debt discounts relating to the derivative liabilities and warrant liabilities.

	September 30, 2023	December 31, 2022
Note Payable	$2,300,000	$–
Less: Unamortized Discounts and Deferred Financing Costs
Warrants	(521,948)	–
Derivative	(291,903)	–
Deferred financing costs	(758,613)	–
Total notes payable discount	(1,572,464)	–
Note payable, net of discount	$727,536	–

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company so elects. The U.S. licensed patents that are currently issued expire between 2026 and 2029, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $12,500 for the three months ended September 30, 2023, and 2022, respectively, and $37,500 for the nine months ended September 30, 2023, and 2022, respectively, as Cost of Revenue.

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

NOTE 12. STOCKHOLDERS’ EQUITY

The Company filed an Amended and Restated Certificate of Incorporation on April 21, 2022, as part of the IPO. The Company is authorized to issue two classes of stock to be designated, respectively, “common stock” and “preferred stock.” The total number of shares which the Company is authorized to issue is two hundred twenty million (220,000,000) shares. Two hundred million (200,000,000) shares are authorized to be common stock, having a par value per share of $0.00001. Twenty million (20,000,000) shares are authorized to be preferred stock, having a par value per share of $0.00001. As of September 30, 2023, the Company had 8,230,510 common shares outstanding.

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

Warrants

Pre-Funded Placement Agent Warrants

During the nine months ended September 30, 2023, the Company issued pre-funded warrants to purchase 100,973 shares of common stock to the placement agent in connection with the Senior Notes Payable issuance discussed in Note 10. The value of the warrants was recorded as a debt discount on the Notes.

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

As of September 30, 2023, 2,489,750 IPO Warrants were outstanding.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	Three Months Ended September 30,
	2023	2022
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(998,010)	$(1,633,033)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	8,210,753	7,812,515
Weighted average shares issuable for vested restricted stock units	316,101	–
Total weighted average shares diluted	8,526,854	7,821,515

	Nine Months Ended September 30,
	2023	2022
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(3,646,027)	$(6,539,506)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	8,053,341	5,522,950
Weighted average shares issuable for vested restricted stock units	202,265	–
Total weighted average shares diluted	8,255,606	5,522,950

The following outstanding potentially dilutive securities were excluded from the weighted average calculation of dilutive loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	September 30, 2023	September 30, 2022

Series A and B convertible preferred stock	–	1,093,039
Warrants	3,809,619	2,076,730
Restricted stock units	780,297	–
Stock options	2,738,820	2,410,148
	7,328,736	5,579,917

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

No options were granted in the three months and nine months ended September 30, 2023.

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

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value of Unexercised Options
Balance at December 31, 2022	2,738,820	$1.94	8.4	$0
Options granted	–	–	–
Options exercised	–	–	–
Options forfeited/expired	–	–	–
Balance at September 30, 2023	2,738,820	$1.94	7.7	$0

Exercisable at December 31, 2022	2,169,088	$1.87	8.3	$0
Exercisable at September 30, 2023	2,339,176	$1.90	7.6	$0

The aggregate intrinsic value in the table above of the unexercised options reflects the total pre-tax intrinsic value (the difference between the Nasdaq closing price on September 29, 2023, and the exercise price of the options that would have been received by option holders if all options exercisable had been exercised).

As of September 30, 2023, there was approximately $385,552 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the next 24 months.

Restricted Stock Units

In the nine months ended September 30, 2023, the Company granted RSUs under the 2022 Plan that have a combination of time-based and performance-based vesting, contingent upon continued service with the Company. The Company granted certain consultants an aggregate of 541,610 RSUs.

RSU activity under the 2022 Plan was as follows for the nine months ended September 30, 2023:

	RSU’s Outstanding	Weighted-Average Grant-Date Fair value per Unit
Nonvested as of December 31, 2022	446,525	$0.63
Granted	541,610	0.56
Vested	(327,230)	0.65
Forfeited	(29,635)	1.17
Nonvested as of September 30, 2023	631,270	$0.63

The grant date fair value for a RSU is the market price of the common stock on the date of grant. The total share-based compensation expense related to RSUs recognized during the nine months ended September 30, 2023, was $185,086.

As of September 30, 2023, there was approximately $167,775 total unrecognized compensation cost related to non-vested RSUs which is expected to be recognized over the next twelve months.

As of September 30, 2023, the Company is obligated to issue 332,985 shares of common stock associated with vested Restricted Stock Units.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales and marketing	$79,608	$848	$186,604	$2,544
Research and development	2,055	3,064	7,670	10,400
General and administrative	55,644	697,593	162,195	1,037,882
Total stock-based compensation	$137,307	$701,505	$356,469	$1,050,826

NOTE 15. SUBSEQUENT EVENTS

Common Stock Purchase Agreement

On October 9, 2023, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $10,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

In consideration for the commitments of White Lion, as described above, the Company issued to White Lion 187,500 shares of common stock (the “Commitment Shares”), having a value of $75,000 based upon the closing sale price of common stock on October 6, 2023.

The Company is obligated under the Common Stock Purchase Agreement and the White Lion RRA to file a registration statement with the SEC to register the common stock under the Securities Act of 1933, as amended (the “Securities Act”), for the resale by White Lion of shares of common stock that the Company may issue to White Lion under the Common Stock Purchase Agreement.

Subject to the satisfaction of certain customary conditions including, without limitation, the effectiveness of a registration statement registering the shares issuable pursuant to the Common Stock Purchase Agreement, the Company’s right to sell shares to White Lion will commence on the effective date of such registration statement and extend until December 31, 2024, unless the Company has exercised its right in full to sell shares to White Lion under the Common Stock Purchase Agreement prior to such date (the period beginning on the effective date and ending on the earlier of such dates, (the “Commitment Period”). During such term, subject to the terms and conditions of the Common Stock Purchase Agreement, the Company shall notify (such notice, a “Purchase Notice”) White Lion when the Company exercises its right to sell shares (the effective date of such notice, a “Notice Date”). The Purchase Notice may be a Fixed Purchase Notice, a Rapid Purchase Notice or a VWAP Purchase Notice, each as described below.

The number of shares sold pursuant to any such notice may not exceed the lesser of (i) 30% of the Average Daily Trading Volume for the Common Stock traded on Nasdaq and (ii) $1,000,000 divided by the highest closing price of the Common Stock over the most recent five business days immediately preceding receipt of the applicable Purchase Notice from the Company, and can be increased at any time at the sole discretion of White Lion, up to 9.99% of the outstanding shares of the Company .

Under a Fixed Purchase Notice, the purchase price to be paid by White Lion for any such shares will equal 85% of lowest daily VWAP of the common stock during a period of five consecutive business days prior to, ending on and including the applicable Notice Date. Under a VWAP Purchase Notice, the purchase price to be paid by White Lion will equal 95% of the VWAP of the common stock during the two consecutive business days commencing on and including the applicable Notice Date. Under a Rapid Purchase Notice, the purchase price to be paid by White Lion will equal 85% of the VWAP of the common stock on the applicable Notice Date, unless notice is provided after 9:00 a.m. New York time on any business day, in which case the purchase price to be paid by White Lion will equal the lowest traded price of the Company’s common stock on the applicable Notice Date.

The Company may terminate the Common Stock Purchase Agreement at any time in the event of a material breach of the Common Stock Purchase Agreement by White Lion, which shall be effected by written notice being sent by the Company to White Lion; provided, however, that the Company shall have delivered the Commitment Shares to White Lion prior to such termination. In addition, the Common Stock Purchase Agreement shall automatically terminate on the earlier of (i) the end of the Commitment Period or (ii) the date that, pursuant to or within the meaning of any bankruptcy law, the Company commences a voluntary case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors. No termination of the Common Stock Purchase Agreement will affect the registration rights provisions contained in the White Lion RRA described below.

On October 23, 2023, the Company issued a Rapid Purchase Notice to White Lion for 300,000 shares and received proceeds of $90,625, net of $5,000 document preparation fees. On October 27, 2023, the Company issued a Fixed Purchase Notice to White Lion for 75,000 shares and received proceeds of $21,484.

Unsecured Non-Convertible Notes

In connection with our unsecured non-convertible note financing in May 2023, we issued to the investor 1,232,156 common stock warrants with a per share exercise price of $0.6262. The $0.6262 per share exercise price of these warrants is subject to a “full ratchet” adjustment if the Company issues securities at an effective per share price lower than the then effective warrant exercise price. In connection with our sale of shares under our equity line on October 27, 2023, the exercise price of these warrants was reduced to $0.2865.

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

Results of operations

For the Three Months Ended September 30, 2023, and 2022:

The following table summarizes our results of operations for the three months ended September 30, 2023, and 2022.

	Three Months Ended September 30,
	2023	2022	$ Change
Revenue
Revenue	$19,065	$18,222	$843
Cost of revenue	19,558	17,028	2,530
Gross profit (loss)	(493)	1,194	(1,687)

Operating expenses:
Sales and marketing	192,896	159,388	33,507
Research and development	198,252	290,966	(92,714)
General and administrative	770,534	1,184,100	(413,565)
Total operating expenses	1,161,682	1,634,454	(472,772)

Income (loss) from operations	(1,162,175)	(1,633,260)	471,085

Other income (expense):
Interest expense	(166,332)	(2,070)	(164,262)
Changes in value of warrant and derivative liabilities	330,252	–	330,252
Other, net	245	2,297	(2,052)
Total other income (expense)	164,165	227	163,938

Income (loss) before income taxes	(998,010)	(1,633,033)	635,023
Income tax provision	–	–	–
Net income (loss)	$(998,010)	$(1,633,033)	$635,023

Dividends accrued for preferred stockholders	$–	$–	$–
Net income (loss) allocable to common stockholders	$(998,010)	$(1,633,033)	$635,023
Net income (loss) per share allocable to common shareholders	$(0.12)	$(0.20)	$0.08
Weighted average shares of common stock outstanding, basic and diluted	8,526,854	7,821,515	705,339

Total revenues. Total revenues for the quarter ended September 30, 2023 were $19,065, which was an increase of $843, or 5%, from $18,222 for the quarter ended September 30, 2022. The increase in revenues resulted from slightly stronger patient-pay invoicing.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, NuVasive commission of 6%, partner fees (Radnet), and credit card fees. Total cost of revenue was $19,558 for the quarter ended September 30, 2023, compared to $17,028 for the quarter ended September 30, 2022, an increase of 15%. This change is due to an increase in hosting and software costs.

Sales and Marketing. Sales and marketing expenses were $192,895 for the quarter ended September 30, 2023, compared to $159,388 for the quarter ended September 30, 2022, an increase of $33,507 or 21%. This increase was driven by Key Opinion Leader restricted stock unit vesting, conferences, and travel expenses, offset in part by higher salary expense for the quarter ended September 30, 2022, related to deferred salary payments to employees.

Research and Development. Research and development expenses were $198,252 for the quarter ended September 30, 2023, compared to $290,966 for the quarter ended September 30, 2022, a decrease of $92,714 or 32%. The decrease was driven by higher salary expense for the quarter ended September 30, 2022, related to deferred salary payments to employees and clinical and reimbursement consulting.

General and Administrative. General and administrative expenses were $770,534 for the quarter ended September 30, 2023, a decrease of $413,565 or 35%, from $1,184,099 for the quarter ended September 30, 2022. Higher expenses overall in the third quarter of 2022 were related to deferred salary payments to employees and share-based compensation true-ups. The third quarter 2023 included increased technical accounting and controller services offset in part by lower D&O insurance expense.

Interest Expense. Interest expense was $166,632 for the quarter ended September 30, 2023, an increase of $164,262, from the $2,070 for the quarter ended September 30, 2022. This increase relates to the two tranches of bridge funding issued in May and September of 2023 (see Note 10 to the financial statements).

For the Nine Months Ended September 30, 2023, and 2022:

The following table summarizes our results of operations for the nine months ended September 30, 2023, and 2022.

	Nine Months Ended September 30,
	2023	2022	$ Change
Revenue
Revenue	$61,607	$37,924	$23,683
Cost of revenue	56,312	48,009	8,303
Gross profit (loss)	5,295	(10,085)	15,380

Operating expenses:
Sales and marketing	577,969	353,456	224,515
Research and development	652,657	848,995	(196,338)
General and administrative	2,524,308	3,406,572	(882,264)
Total operating expenses	3,754,934	4,609,023	(854,088)

Income (loss) from operations	(3,749,640)	(4,619,108)	869,468

Other income (expense):
Interest expense	(214,850)	(1,505,477)	1,290,627
Changes in value of warrant and derivative liabilities	318,452	–	318,452
Other, net	11	602	(591)
Total other income (expense)	103,613	(1,504,875)	1,608,488

Income (loss) before income taxes	(3,646,027)	(6,123,983)	2,477,956
Income tax provision	–	–	–
Net income (loss)	$(3,646,027)	$(6,123,983)	$2,477,956

Dividends accrued for preferred stockholders	$–	$(415,523)	$415,523
Net income (loss) allocable to common stockholders	$(3,646,027)	$(6,539,506)	$2,893,479
Net income (loss) per share allocable to common shareholders	$(0.44)	$(1.17)	$0.73
Weighted average shares of common stock outstanding, basic and diluted	8,255,606	5,522,950	2,732,656

Total revenues. Total revenues for the nine months ended September 30, 2023 were $61,607, which was an increase of $23,683, or 62%, from $37,924 for the nine months ended September 30, 2022. The increase was related to higher scan volume at research institutions.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, NuVasive commission of 6%, partner fees (Radnet), and credit card fees. Total cost of revenue was $56,312 for the nine months ended September 30, 2023, compared to $48,009 for the nine months ended September 30, 2022, an increase of 17%. This change is due to the increase in hosting and software costs.

Sales and Marketing. Sales and marketing expenses were $577,969 for the nine months ended September 30, 2023, compared to $353,456 for the nine months ended September 30, 2022, an increase of $224,514 or 64%. This increase was driven primarily by Key Opinion Leader restricted stock unit vesting, society conferences, and travel expenses.

Research and Development. Research and development expenses were $652,657 for the nine months ended September 30, 2023, compared to $848,995 for the nine months ended September 30, 2022, a decrease of $196,338. The decrease was primarily driven by a $123,828 payment to UCSF for the quarter ended September 30, 2022 related to a milestone license payment upon the April 2022 IPO, and higher salary expense for the quarter ended September 30, 2022, related to deferred salary payments to employees.

General and Administrative. General and administrative expenses were $2,524,308 for the nine months ended September 30, 2023, a decrease of $882,264 or 26%, from $3,406,572 for the nine months ended September 30, 2022.

The Company transitioned from private to public with its IPO in April 2022. For the nine months ended September 30, 2022, the Company incurred post-IPO expenses related to bonus payouts and stock compensation expenses, which were not incurred for the nine months ended September 30, 2023. This year-over-year decrease in 2023 was partially offset by increased audit, legal, and board fees for the nine months ended September 30, 2023 .

Interest Expense. Interest expense was $214,850 for the nine months ended September 30, 2023, a decrease of $1,290,626, from the $1,505,477 for the nine months ended September 30, 2022. The decrease in interest expense year-over-year was primarily driven by the $1.3 million beneficial conversion rate charged to interest expense for the conversion of all accrued interest on the Company's outstanding secured promissory notes into common shares and common stock warrants in connection with the effectiveness of the April 2022 IPO. Interest expense for the nine months ended September 30, 2023 is related to the unsecured debt issued in May and September (see Note 10 to the financial statements).

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

On May 16, 2023, the Company entered into a securities purchase agreement with accredited investors for an unsecured non-convertible note financing. The Company received $1,250,000 of gross proceeds, with out-of-pocket issuance costs of $203,575. On September 1, 2023, the Company closed the second tranche of this financing. The Company received an additional $750,000 of gross proceeds, with out-of-pocket issuance costs of $92,738.

As of September 30, 2023, we had cash, including $10,000 of restricted cash, of $171,450. Management is actively managing our cash position and working to secure longer-term funding in the fourth quarter of 2023.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred shares and debt financing, PPP loans that were forgiven, an equity line of credit, and our IPO on April 21, 2022.

Through September 30, 2023, we raised an aggregate of $31,145,148 of gross proceeds from $19,319,098 of preferred and common stock, $2,928,541 from the sale of convertible notes, $370,191 of PPP loans that were forgiven, and net proceeds of $8,527,318 from the IPO, after underwriter compensation and deductions. We also issued a $2,000,000 promissory note in June 2021 that was repaid in April 2022. On May 16, 2023, the Company entered into a securities purchase agreement with accredited investors for an unsecured non-convertible note financing. The Company received $1,250,000 of gross proceeds, with out-of-pocket issuance costs of $203,575. On September 1, 2023, the Company closed the second tranche of this financing. The Company received an additional $750,000 of gross proceeds, with out-of-pocket issuance costs of $92,738.

As of September 30, 2023, we had cash, including $10,000 of restricted cash, of $171,450. Management is actively managing our cash position and working to secure longer-term funding in the fourth quarter of 2023.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(unaudited)	(restated)

Cash used in operating activities	$(2,913,165)	$(3,814,059)
Cash used in investing activities	(85,603)	(159,622)
Cash provided by financing activities	1,687,412	6,187,258
Net (decrease) increase in cash	$(1,311,356)	$2,213,577

Operating activities

During the nine months ended September 30, 2023, operating activities used $2,913,165 of cash compared to $3,814,059 for the nine months ended September 30, 2022. This use of cash consisted primarily of employee compensation and benefit expense, general liability insurance, contractor compensation, and audit and legal fees. The Company completed their IPO in April 2022. Related to the IPO, the Company paid bonuses, funded a new director and officer insurance policy, and made a $123,828 payment to UCSF related to a license agreement milestone.

Investing activities

During the nine months ended September 30, 2023, and 2022, investing activities used $85,603 and $159,622 of cash, respectively. These investing activities consisted almost entirely of patent and license maintenance.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $1,687,412, which included $2,000,000 of proceeds related to the issuance of an unsecured promissory note, reduced by $312,588 of issuance costs. During the nine months ended September 30, 2022, net cash provided by financing activities was $6,187,258, which included the net of $8,552,318 (net of underwriter compensation and deductions but excluding $25,000 prepayment in 2021), of initial public offering proceeds, minus $365,060 of IPO-related cash issuance costs, and $2,000,000 repayment of promissory notes.

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

Other contractual obligations and commitments

Our current office lease and sublease expired on June 30, 2022.  The Company does not have any contractual obligations not otherwise on our balance sheet as of September 30, 2023.

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

The Company did engage an outside firm in the third quarter of 2023 to provide accounting support and increased segregation of duties. The Company intends to further leverage the outside firm to establish best practices over time that enhance internal control over financial reporting.

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

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		Underwriting Agreement dated April 21, 2022	8-K	04-27-2022	1.1
3.1		Certificate of Incorporation of the Company	8-K	04-27-2022	3.1
3.2		Bylaws of the Company	8-K	04-27-2022	3.2
3.3		Certificate of Designation of Series A Preferred Stock	8-K	02-17-2023	3.1
4.1		Form of Common Stock Certificate	10-Q	06-06-2022	4.1
4.2		Form of Public Warrant	8-K	04-27-2022	4.1
4.3		Form of Representative’s Common Stock Purchase Warrant	8-K	04-27-2022	4.2
4.4		Description of Securities	10-Q	06-06-2022	4.4
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	03-23-2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	03-23-2022	10.2
10.3	#	Employment Agreement of John Lorbiecki	S-1/A	03-23-2022	10.3
10.4	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	01-06-2022	10.4
10.5		Senior Secured Bridge Note	S-1/A	03-04-2022	10.5
10.6		License Agreement with UCSF the Regents of the University of California	S-1	01-06-2022	10.6
10.7		Amendment to UC License Agreement	S-1/A	03-04-2022	10.7
10.8	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	03-23-2022	10.8
10.9		Amended and Restated Investor Rights Agreement dated July 27, 2017	S-1/A	03-23-2022	10.9
10.10		First Amendment to Amended and Restated Investor Rights Agreement dated February 20, 2020	S-1/A	03-23-2022	10.10
10.11		NuVasive SAFE (Simple Agreement for Future Equity) dated February 28, 2020	S-1/A	03-23-2022	10.11
10.12	**	Right of First Offer Agreement	S-1/A	03-23-2022	10.12
10.13		First Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.13
10.14		Second Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.14
10.15		Convertible Note and Warrant Purchase Agreement	S-1/A	03-23-2022	10.16
10.16		Warrant Agent Agreement dated April 21, 2022	8-K	04-27-2022	10.1
10.17		Siemens Strategic Collaboration Agreement	S-1	01-06-2022	10.17
10.18	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	01-06-2022	10.20

10.19		Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	01-06-2022	10.21
10.20	#	Nocimed, Inc. 2015 Stock Plan	S-8	05-26-2022	99.4
10.21	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	05-26-2022	99.5
10.22		Securities Purchase Agreement dated February 16, 2023 between Aclarion, Inc. and Jeffrey Thramann	8-K	02-17-2023	10.1
10.23		Form of Securities Purchase Agreement	8-K	05-17-2023	10.1
10.24		Form of Unsecured Non-Convertible Note	8-K	05-17-2023	10.2
10.25		Form of Common Stock Warrant	8-K	05-17-2023	10.3
10.26		Form of Registration Rights Agreement	8-K	05-17-2023	10.4
10.27		Waiver dated August 14, 2023, related to Unsecured Non-Convertible Notes	8-K	08-14-2023	10.1
10.28		Waiver dated September 1, 2023 related to Unsecured Non-Convertible Notes	8-K	09-01-2023	10.1
10.29		Common Stock Purchase Agreement, dated as of October 9, 2023, by and between White Lion Capital, LLC and Aclarion, Inc.	8-K	10-10-2023	10.1
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X

101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

	By:	/s/ John Lorbiecki
John Lorbiecki
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 14, 2023

