Form 10-K
period 2023-12-31
Aclarion, Inc.
filed 2024-03-28
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,672,826 based on a closing price of $0.69 per share as quoted by the Nasdaq Capital Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2024, 7,153,500 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

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

In April 2023, Aclarion advanced the evidence of our technology with a peer-reviewed journal article detailing the Gornet 2-year outcomes published in the European Spine Journal. The 2-year outcomes were durable with 1-year outcomes previously published in 2019. At 2-years follow-up, 85% of patients improved when disc(s) identified as consistent with pain by our technology were included in a surgical treatment, compared to only 63% of patients when disc(s) identified as consistent with pain were not treated or disc(s) identified as consistent without pain were treated.

The results of the 2019 published study led the CPT committee to approve four Category III codes for our technology in January 2021. The NIH also included our technology as one of the handful of technologies selected to participate in their $150 million Back Pain Consortium (BACPAC) Research Program, an NIH translational, patient-centered effort to address the need for effective and personalized therapies for chronic low back pain. In 2022, the NIH subsequently selected our technology to be included in their prospective randomized follow-on study that resulted from BACPAC. This new study is called Biomarkers for the Evaluation of Spinal Treatments (BEST) and is designed to evaluate several technologies that provide data about a patient to see if these technologies can identify subgroups of chronic LBP patients that do better with one of four treatments being evaluated in the study.

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

In April 2023, Aclarion advanced the evidence of our technology with a peer-reviewed journal article detailing the Gornet 2-year outcomes published in the European Spine Journal. The 2-year outcomes were durable with 1-year outcomes previously published in 2019. At 2-years follow-up, 85% of patients improved when disc(s) identified as consistent with pain by our technology were included in a surgical treatment, compared to only 63% of patients when disc(s) identified as consistent with pain were not treated or disc(s) identified as consistent without pain were treated.

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

In April 2023, Aclarion advanced the evidence of our technology with a peer-reviewed journal article detailing the Gornet 2-year outcomes published in the European Spine Journal. The 2-year outcomes were durable with 1-year outcomes previously published in 2019. At 2-years follow-up, 85% of patients improved when disc(s) identified as consistent with pain by our technology were included in a surgical treatment, compared to only 63% of patients when disc(s) identified as consistent with pain were not treated or disc(s) identified as consistent without pain were treated.

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

Alphatec

On January 8, 2024, we announced that we had executed a strategic partnership agreement solidifying our previously signed non-binding letter of intent with ATEC Spine, Inc., the wholly owned operating subsidiary of Alphatec Holdings, Inc. (“ATEC”). ATEC is a medical device company dedicated to revolutionizing the approach to spine surgery through clinical distinction.

The agreement contemplates a multi-step strategic partnership. Under the agreement, ATEC and Aclarion will work together to identify Key Opinion Leader (KOL) surgeons to evaluate our Nociscan technology. Feedback from these surgeons will inform clinical evaluations designed to assess the utility of Nociscan in conjunction with EOS imaging, the foundation of ATEC’s AlphaInformatiX platform. Assuming positive synergies, ATEC and Aclarion will co-market Nociscan in targeted markets. In exchange for select access to ATEC’s surgeon network for the evaluation and advancement of Nociscan, Aclarion will provide ATEC with certain exclusive distribution rights to include Nociscan as part of an integrated procedural solution.

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

Due to a lack of operating capital, we have not yet begun to seek reimbursement coverage or promote or suggest our customers use these codes. However, we plan to use the proceeds of our public offering to hire the personnel and expend our financial resources do so. The Category III Codes become more valuable and useful upon being converted into Level I, when widespread reimbursement coverage is expected to be achievable. We plan to support conversion of codes from Category III to Category I by advancing multiple clinical studies and related peer-reviewed clinical publications intended to further support improved patient outcomes (such as success rates following DLBP surgeries), and various economic advantages to be achieved by incorporating the use of our NOCISCAN platform into the DLBP patient’s healthcare journey. However, there can be no assurance that the Category III codes will be converted and replaced with corresponding Level I Codes, and if there is a delay in the conversion of the Codes to Level 1 or there is ultimately no conversion of Codes to Level I, our business will be materially adversely affected. Further, even if the Codes are converted to Level 1, there can be no assurance that we will be successful in increasing the use of our technology by patients and health care professionals.

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

As of December 31, 2023, our intellectual property portfolio has 22 issued patent and 6 pending patent applications in the U.S., and 17 patent grants and 7 pending patent applications outside the United States. The overall patent portfolio includes patents and patent applications that are (i) assigned exclusively to the Company, (ii) assigned exclusively to the Regents of the University of California but exclusively licensed to the Company, and (iii) assigned to both the Company and the Regents of the University of California (also exclusively licensed to the Company). Many of these patents relate to, inventions involved in, the Company’s first product, the NOCISCAN product suite for post-processing disc MRS exam data. Others relate to potential enhancements of the NOCISCAN disc MRS exam (as conducted at the MR scanner) and also other alternative diagnostic approaches (e.g. molecular imaging and gene expression testing). Our portfolio of patents and patent applications, if issued, are expected to expire between January 30, 2026 and June 16, 2037 in the U.S., in each case without considering any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

The EU Parliament has voted to extend the Medical Device Regulation (MDR 2017/745) transition period. The extension will see the May 2024 deadline postponed until 2027 for higher-risk Class III and implantable IIb devices, and May 2028 for lower-risk Class I, IIa, and other IIb devices.

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

Employees

As of January 1, 2024, we had 6 total employees, 2 of whom were engaged in full-time research and development activities, 1 engaged in strategy and business development, and 3 of whom were engaged in general administration. We believe that we maintain good relations with our employees.

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

Implications of being an emerging growth company and a smaller reporting company

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

•	We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we do achieve profitability, we may not be able to sustain it;

•	We, as well as our auditors, have previously expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing; have previously expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing;

•	We believe our current cash resources, including funding received subsequent to year end, will be sufficient to fund our current operating plans into the third quarter of 2024, approaching our final maturity repayment on our unsecured non-convertible note, which is due in September 2024. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise additional capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

•	We have identified a material weakness in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud;

•	We may not be able to maintain our compliance with the continued listing requirements of the Nasdaq Capital Market and a delisting could limit the liquidity of our stock, increase its volatility and hinder our ability to raise capital.

•	We currently rely on our technology for use in assisting doctors to diagnose chemically painful discs causing discogenic low back pain, as well for supporting other diagnoses, treatments, and research related to lumbar disc chemistry. If we are not successful in marketing and enhancing awareness of our technology, driving adoption across our current target population, increasing referrals, and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected;

•	Currently, we can only market our product in the United States and certain countries observing CE mark regulations. Regulatory approvals that currently apply to our products include assessments where we determine the appropriate regulatory pathway for our products. Although we use regulatory consultants to assist in the self-registration processes and determinations, it is possible a regulator could disagree with our analysis. It is also possible that regulations relating to how we market our products may change. In addition, to maintain our ability to market our products under the approved regulations, we are required to adhere to multiple protocols in order to maintain regulatory approvals. The Company has failed to adequately follow protocols in the past and it is possible this may happen again in the future. If there is a change in our ability to market our products it may harm our sales, business, financial condition and results of operations;

•	Our commercial success will depend on attaining significant market acceptance of our technology among patients, clinicians (primarily spine surgeons and pain management physicians) and imaging facilities, as well as increasing the number of patients who are prescribed for use of our diagnostic technology. If we are unable to successfully achieve substantial market acceptance and adoption of our technology, our sales, business, financial condition and results of operations would be harmed;

•	Our commercial software products currently depend on compatible use with a limited number of MR scanners that are provided by one MR scanner vendor, SIEMENS, which limits our ability to address the total potential patient population that our products could otherwise address in commercial sales. There are risks related to the on-going compatibility, shortages, price fluctuations, and ability to grow the number of compatible MR scanner platforms that, if realized, could harm our sales, business, financial condition, and results of operations;

•	If we are unable to obtain, maintain, protect, enforce and defend patent or other intellectual property protection for our technology, or if the scope of our patents and other intellectual property protections is not sufficiently broad, or as a result of our existing or any future out-licenses of our intellectual property, our competitors could develop and commercialize products similar to or competitive with our products and services, our ability to continue to commercialize our technology, or our other products and services, may be harmed.

•	We may be unable to compete successfully with other available alternatives for diagnosing low back pain, including, in particular, identifying painful discs causing discogenic low back pain, which could harm our sales, business, financial condition and results of operations;

•	If adequate reimbursement becomes unavailable for the procedures that use, or could use, our diagnostic technology, or becomes unavailable for providing other ongoing care for patients diagnosed with the assistance of our technology, it could diminish our sales, affect our ability to sell our technology profitably, or could otherwise harm our business, financial condition, and results of operations;

•	Our collection, use, storage, disclosure, transfer and other processing of sensitive and personal information could give rise to significant costs, liabilities and other risks, including, as a result of investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data protection practices, which may harm our business, financial conditions, results of operations;

•	Our current product is supported by a single clinical study at a single clinical center involving one spine surgeon who has a financial interest in the Company. If we are unable to replicate the success of our initial clinical trial, the efficacy of our product may be in question and our sales, business, financial condition and results of operations will be harmed;

•	To reach the full market potential of our product, we will need to leverage advanced machine learning and artificial intelligence technologies (“AI”) to a larger degree than we do today. Introducing new technologies into our products require that we secure new regulatory approvals and demonstrate additional clinical success. If we are unable to secure regulatory approvals for our new products, or if they prove incapable of demonstrating clinical success, our market opportunity will be reduced and our sales, business, financial condition and results of operations may be harmed; and

•	Our current product is dependent on certain processes that are not optimized to support the scaling of our technology. If we are not able to efficiently automate these processes, the Company will not be able to grow and our sales, business, financial condition and results of operations will be harmed.

Risk Factors.

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our securities. This discussion should be read in conjunction with the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and securities trading prices. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks related to our Nasdaq listing

We may not be able to maintain compliance with the continued listing rules of the Nasdaq Capital Market and a delisting could limit the liquidity of our stock, increase its volatility and hinder our ability to raise capital.

During 2022 and 2023 the Company received notices from Nasdaq indicating that the Company was not in compliance with (i) Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Stock Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing or (ii) Nasdaq Listing Rule 5550(a)(2) which requires companies listed on The Nasdaq Stock Market to maintain a minimum of a $1.00 bid price for continued listing. The Company regained compliance with the bid price requirement after the completion of its January 2024 reverse stock split. The Company recently regained compliance with the stockholders’ equity requirement after the completion of the Company’s February 2024 public offering. Although the Company has recently resolved all pending Nasdaq listing compliance issues, there can be no assurance that the Company will be able to maintain compliance with all Nasdaq continued listing requirements in the future.

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

Risks related to financial, operational, commercial and manufacturing matters

The auditors of our December 31, 2023 and 2022 financial statements have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our past working capital deficiency, stockholders’ deficit and recurring losses from operations raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2023, with respect to this uncertainty. As of December 31, 2023, we had cash of approximately $1.0 million. Subsequent to December 31, 2023, the Company raised capital using an equity line and a secondary public offering (refer to Note 17 – Subsequent Events to our financial statements). We believe our current cash will fund our operating expenses and capital expenditure requirements into the third quarter of 2024, approaching our final maturity repayment of our unsecured non-convertible note, which is due in September 2024. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses. Our net losses were $4,911,374 and $7,068,593 for the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $44,281,526. To date, we have devoted our efforts toward securing financing, building and evolving our technology platform, and complying with regulatory requirements as well as initiating marketing efforts for our products. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

The Company is required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting (see Item 9A Management’s Annual Report on Internal Control Over Financial Reporting). We disclose any material weaknesses identified by our management in our internal control over financial reporting. As an “emerging growth company,” we will avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the U.S. Securities and Exchange Commission, or SEC, or other regulatory authorities, which would require additional financial and management resources.

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

We believe our current cash resources will be sufficient to fund our current operating plans into the third quarter of 2024, approaching our final maturity repayment of our unsecured non-convertible note, which is due in September 2024. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to invest in clinical studies, sales, marketing, and engineering resources to bring our products to market.

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

As of December 31, 2023, we had 4 full-time employees, 2 part-time employees,1 full-time consultant, and 3 part-time consultants. As our sales and marketing strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Software products classified as medical devices have a history of price competition and we can give no assurance that we will be able to maintain satisfactory prices for our technology. The pricing of our technology could be impacted by several factors, including pressure to reduce prices by our customers due to a decline in the amount that third-party payers reimburse for diagnostic procedures using our technology or for clinicians providing ongoing patient care related to the diagnostic information we provide. A decline in the amount that third-party payers reimburse our customers for ongoing patient care could also make it difficult for us to maintain procedural volume without a corresponding reduction in prices for our products. If we are forced to lower the price we charge for our technology, our gross margins will decrease, which will harm our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins would erode and could harm our business, financial condition, and results of operations.

Our results of operations may be harmed if we are unable to accurately forecast customer demand for our technology.

Our ability to accurately forecast demand for our products could be negatively affected by many factors, including (i) our potential failure to accurately manage or execute our expansion strategy, (ii) new product introductions by competitors, (iii) an increase or decrease in customer demand for our products or for other competing products, (iv) our failure to accurately forecast customer adoption of new products, (v) unanticipated changes in general market conditions or regulatory matters and (vi) weakening of economic conditions or consumer confidence in future economic conditions. Software processing capacity, data storage, and related computer hosting resources in excess of customer demand may result in financial write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our products, our technical and IT resource support team, software processing and storage resources, and computing architectures may not be able to support sufficient processing requirements to meet the demand for our products; and this could result in lost sales and damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional computing and storage capacity and resources, and additional technical support personnel required to support the increased demand may not be available when required or on terms that are acceptable to us, or at all, which may negatively affect our sales, business, financial condition, and results of operations.

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

For commercialization outside the United States, in particular the European Union (“EU”) and United Kingdom (“UK”), the Company, in conjunction with our regulatory consultants, determined NOCISCAN to be a Class I medical device, for which we secured a CE mark via self-certification. As such, we self-certified our product for the CE mark under a Declaration of Continuity (“DOC”) filed by us as part of a dossier with a qualified EU Representative. Since self-certification was completed by the Company, the EU adopted Medical Device Regulation (EU) 2019/1020, known as MDR, that went into effect on July 16, 2021. Under these new regulations, we believe NOCISCAN to be considered a Class II(a) device that requires re-certification for CE mark by a Notified Body prior to May 2024. Notified Bodies carry out tasks related to conformity assessment procedures set out in the applicable legislation, when a third party is required. Class II(a) device certification is subject to additional requirements for approval beyond our existing submissions, including requiring pre-market review and CE mark approval by a Notified Body, and which may require submission and approval of supportive clinical data. We are currently seeking to identify, but have not yet engaged, a Notified Body for this purpose. The available number of Notified Bodies, and those engaging new company applicants, has been significantly reduced in recent years and the ability for conducting a Notified Body review and CE mark approval can typically take more than a year. Certain aspects of the new MDR also place new requirements on Class I medical devices that are not subject to the extended 2024 grace period and became effective as of May 2021. This applies to new required policies and practices for post-market surveillance of our products. While we are not currently compliant with these new requirements, we are in the process of updating our policies and practices and taking the corrective actions to achieve and maintain ongoing compliance. We believe the actions we are taking are sufficient to support the continuance of our commercial activities in the EU under our CE mark without adverse penalties or other consequences. However, there is a risk that one or more regulatory body or agency in the EU may determine otherwise, either with respect to our prior non-compliance that has since been corrected or with respect to the sufficiency of our corrective actions, and which could result in us incurring certain penalties or other consequences.

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

These and other risks associated with international operations may harm our ability to attain or maintain profitable operations internationally, which would harm our growth potential.

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

In addition, if the FDA concludes that we have not adequately disclosed financial interests of our investigators or if our disclosed financial relationships with investigators result in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical study site or the utility of the clinical study itself, FDA may refuse to consider data from the study. This could result in delay or rejection by the FDA. Any such delay or rejection could prevent us from supporting label retention and expansion for our products.

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

Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or other governmental regulatory agencies, which enforcement actions may include the following:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	unanticipated expenditures to address or defend such actions;
•	issuance of form 483s, or other compliance or enforcement notices, communications, or correspondence from regulatory bodies;
•	recall, detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of marketing, sales and production or offering of product-related services;
•	refusing or delaying our requests for 510(k) clearance or de novo classification or PMA approval of new products or modified products;
•	requiring products that we determined to be classified and listed with the FDA as a Class I, 510(k)-exempt medical device, or that we determined not to be a medical device and thus unregulated by the FDA, instead to be submitted for marketing authorization (510(k) clearance, de novo classification, or PMA approval);
•	operating restrictions;

•	withdrawing market authorizations that have already been granted;
•	refusal to grant any export approval that might be required for our NOCISCAN product suite; or
•	criminal prosecution

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

From time to time, we engage consultants to help design, monitor and analyze the results of certain clinical studies and trials that we sponsor. The consultants we engage may interact with clinical investigators to enroll patients in our clinical studies. We depend on these consultants and clinical investigators to conduct clinical studies and trials and monitor and analyze data from these studies and trials under the investigational plan and protocol for the study or trial and in compliance with applicable regulations and standards. We may face delays in, or be prevented from, completing our clinical studies if these parties do not fulfill their obligations in a timely, compliant or competent manner. Such roles, functions, and related risks, also apply to certain employees of the Company. If these third parties or employees do not successfully carry out their duties, comply with Good Clinical Practice (GCP) guidelines and other applicable requirements, or meet expected deadlines, or if the quality, completeness or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical study protocols or for other reasons, our clinical studies or trials may need to be extended, delayed or terminated by us or be placed on clinical hold by FDA, or may otherwise prove to be unsuccessful, and we may have to conduct additional studies, which would significantly increase our costs.

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

Engaging in litigation, including defending against third-party infringement claims is very expensive, particularly for a company of our size, and time-consuming. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial negative impact on our common stock price. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings against us could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could harm our business, financial condition and results of operations.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents, or the patents of any current or future licensing partners, or we may be required to defend against claims of infringement. Our ability to enforce our patent rights against competitors who infringe our patents depends on our ability to detect such infringement. It may be difficult to detect infringers who do not advertise the components or processes that are used in their products or services. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. For example, many of our patents relate to methods and related computer processing architectures and structures for post-processing data. The use of these methods and structures may not be obvious or certain to assess, and may not be possible or at least may be challenging to reveal or confirm by reverse engineering, based on limited evidence that might be available to us, such as for example from only being able to observe the results of using those methods or architectures. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

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

To counter or defend against such claims can be expensive and time-consuming, and it may be necessary, or we may desire to, enter into a license to settle any such claims; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. In an infringement proceeding, a court may decide that our patent is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover such technology. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our management and other personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial negative impact on our common stock price. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could harm our ability to compete in the marketplace, including the ability to hire new employees or contract with independent sales representatives. Additionally, we may lose valuable intellectual property rights or personnel. Any of the foregoing could harm our business, financial condition and results of operations.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, may evolve, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make products that are similar to our products or utilize similar technology but that are not covered by the claims of our patents or that incorporate certain technology in our products that is in the public domain;
•	our intellectual property strategy may be limited, we may not seek protection for intellectual property that may ultimately become relevant to our business, or our invention disclosure process may prove insufficient to encourage inventors to come forward with protectable intellectual property;
•	we, or our current or future licensors or collaborators, might not have been the first to make the inventions related to the applicable issued patent or pending patent application assigned or licensed to us now or in the future;
•	we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•	we, or our current or future licensors or collaborators, may fail to meet our obligations to the U.S. government regarding any future patents and patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our current or future pending patent applications will not lead to issued patents;
•	it is possible that there are prior public disclosures that could invalidate our patents, or parts of our patents;
•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims related to our products or technology similar to ours;
•	it is possible that our patents or patent applications omit individuals that should be listed as inventors or include individuals that should not be listed as inventors, which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•	the claims of our patents or patent applications, if and when issued, may not cover our products or technologies;
•	the laws of foreign countries may not protect our proprietary rights or the rights of current or future licensors or collaborators to the same extent as the laws of the United States;
•	the inventors of our patents or patent applications may become involved with competitors, develop products or processes that design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
•	our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•	we have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patents;
•	we may not develop additional proprietary technologies that are patentable;
•	our trade secrets may be misappropriated, without an ability to know or reverse engineer the misappropriation, or we may lose trade secret protections based on a failure to properly establish or maintain them;

•	certain employees, consultants, or other collaborators may be engaged on terms that do not prevent them from inventing improvements, modifications, alterations, derivations of our technologies and methods, or otherwise from inventing alternative or new technologies or methods and pursuing them outside of and competitive with the company;
•	the patents of others may harm our business; or
•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property, and thereby potentially preventing us from continuing to use those related technologies or practice those related methods.

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

Our inability to use software licensed from third parties, or our use of open-source software under license terms that interfere with our proprietary rights, could disrupt our business.

Our products, including our technology and methods used, include the use of open-source software that is subject to the terms and conditions of the applicable open-source software licenses that grant us permission to use such software. Although we monitor our use of open-source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our technology to our customers. Moreover, we cannot ensure that we have not incorporated additional open-source software in our products in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. In the future, we could be required to seek licenses from third parties in order to continue offering our solutions, which licenses may not be available on terms that are acceptable to us, or at all. Claims related to our use of open-source software could also result in litigation, require us to purchase costly licenses or require us to devote additional research and development resources to change the software underlying our technology, any of which would have a negative effect on our business, financial condition and operating results and may not be possible in a timely manner. We and our customers may also be subject to suits by parties claiming infringement due to the reliance by our products on certain open source software, and such litigation could be costly for us to defend or subject us to injunctions enjoining us from the sale of our products that contain open source software.

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

Other risks facing our company

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit or halt the marketing and sale of our technology. The expense and potential unavailability of insurance coverage for liabilities resulting from our technology could harm our business and our ability to sell our technology.

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

Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts, judgements, and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these or other matters or there may be additional lawsuits, claims, proceedings, or investigations in the future, which could harm our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us, irrespective of outcome, could damage our reputation and brand image, undermine our customers’ confidence, and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

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

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We expect such expenses to further increase after we are no longer an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market, and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, most senior members of our management team as well as our board of directors do not have significant experience with operating a public company. As a result, our management, board of directors, and other personnel will have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

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

A significant portion of our total outstanding shares may be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

You may experience additional dilution if any of our outstanding common stock warrants are exercised.

If the holders of any of our outstanding common stock warrants exercise their warrants, you will experience dilution at the time they exercise their warrants.

The issuance of common stock to White Lion pursuant to the Equity Line Purchase Agreement may cause substantial dilution to our existing shareholders, and the sale of such shares acquired by White Lion could cause the price of our common stock to decline.

Under our Equity Line Purchase Agreement with White Lion, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to of $10,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock. Through March 1, 2024, the Company has sold 750,000 shares to White Lion for total proceeds of $2,912,481. After White Lion has acquired shares under the Equity Line Purchase Agreement, it may sell all, some or none of those shares. Sales to White Lion by us pursuant to the Equity Line Purchase Agreement under this prospectus may result in substantial dilution to the interests of other holders of our common stock.

The sale of a substantial number of shares to White Lion, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. The number of shares of our common stock ultimately offered for resale by White Lion is dependent upon the number of shares of common stock issued to the White Lion pursuant to the Equity Line Purchase Agreement. Depending on a variety of factors, including market liquidity of our common stock, the issuance of shares to the Selling Securityholder may cause the trading price of our common stock to decline.

The price of our common stock and IPO Warrants may be volatile and fluctuate substantially, which could result in substantial losses for investors in our common stock.

Our common stock price is likely to be volatile. The stock market in general and the market for bio-technology companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your investment price. The market price for our common stock may be influenced by many factors, including:

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

Because we do not expect to pay dividends in the foreseeable future, investors seeking cash dividends should not purchase shares of our common stock.

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year following the fifth anniversary of the completion of our IPO, (ii) the first fiscal year after our annual gross revenues exceed $1.235 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities, or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

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

Provisions in our corporate charter and our bylaws discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;
•	limit the manner in which stockholders can remove directors from the board;
•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•	limit who may call stockholder meetings; and
•	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

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

To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such actions in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation in effect upon the effectiveness of our IPO to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business and financial condition.

Item 1B	Unresolved Staff Comments

None.

Item 1C	Cybersecurity

Risk Management and Strategy

Aclarion is committed to maintaining the highest standards of cybersecurity to protect our systems, data, and operations against potential threats. Our cybersecurity risk management process is comprehensive and integrated into our overall risk management framework, ensuring continuous assessment, identification, and management of cybersecurity threats.

1.	Assessment, Identification, and Management of Cybersecurity Threats:

•	Aclarion assesses and identifies material risks from cybersecurity threats. Our risk management strategy is designed to adapt to the evolving cybersecurity landscape, ensuring that we stay ahead of potential threats.
•	Our cybersecurity risk management processes are integrated into our risk management system, ensuring a holistic approach to identifying and mitigating risks across the organization.
•	Aclarion has established protocols to manage and mitigate risks associated with third-party service providers, including continuous monitoring of third-party practices.
•	The management team has extensive experience in medical device and software productization, including addressing cybersecurity threats.

2.	Impact of Cybersecurity Threats on Business:

•	To date, Aclarion has not experienced any material cybersecurity incidents that have significantly impacted our business operations, strategy, or financial condition. We remain vigilant and proactive in our cybersecurity efforts to prevent potential future incidents that could affect our business.

Governance

1.	Board of Directors Oversight:

•	While we do not have a dedicated committee for cybersecurity, our Board of Directors, supported by executive management, ensures comprehensive oversight of cybersecurity risks and strategies.

2.	Management's Role:

•	The responsibility for assessing and managing cybersecurity risks at Aclarion is vested in our executive management team, who have significant experience in managing cybersecurity in the medical SaaS industry. This team is tasked with the continuous monitoring and management of cybersecurity threats.
•	Our management team is informed about cybersecurity risks through regular updates and incident briefings. They oversee the implementation of preventative, detective, and mitigative measures against potential cybersecurity incidents.
•	Executive management reports to the Board of Directors on cybersecurity matters, ensuring a top-down approach to cybersecurity risk management.

Cybersecurity Measures and Compliance

•	Aclarion uses leading cloud service providers, ensuring that our data handling and storage practices meet HIPAA and GDPR compliance standards. Business Associate Agreements (BAA’s) are in place as required.
•	Aclarion enforces strict data encryption protocols for data in transit and at rest, coupled with regular off-line data backups to mitigate the risk of data loss or inaccessibility.
•	Aclarion has drafted and its employees trained to the Aclarion HIPAA Quality Manual for compliance with HIPAA Security Rule 164. Our organization conducts annual HIPAA and GDPR training for all employees to ensure awareness and compliance with data protection regulations.
•	Aclarion practices stringent login credential security hygiene across all levels of the organization. All systems with material confidential data, including patient health information (PHI) and/or Personal identifiable information (PII), require 2-Factor Authentication (2FA) login credentials.
•	Aclarion holds annual cybersecurity reviews involving executive management to evaluate and enhance our cybersecurity posture, ensuring preparedness against evolving threats.

Aclarion is dedicated to maintaining robust cybersecurity measures to protect against potential threats. Our proactive approach to cybersecurity risk management, coupled with our compliance with industry standards and regulations, positions us well to manage and mitigate cybersecurity risks effectively. We remain committed to transparency and continuous improvement in our cybersecurity practices to safeguard our stakeholders' interests.

Item 2	Properties

Our prior office lease and sublease expired on June 30, 2022. The Company does not have any contractual obligations not otherwise on our balance sheet as of December 31, 2023.

Rent expense for the year ended December 31, 2023 and 2022 was $0 and $36,070, respectively. The Company entered into a subleasing agreement in 2021 and realized $0 and $26,340 of sublease income for the year ended December 31, 2023, and 2022. Both the lease and sublease are netted within the general & administrative line item in the Statements of Operations.

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

None.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Stock Market under the symbol “ACON” since our IPO on April 21, 2022. Our IPO Warrants have been traded on the Nasdaq Stock Market under the symbol “ACONW” since our IPO on April 21, 2022. As of December 31, 2023, there were approximately 137 holders of record of our common stock and 1 holder of record of our IPO Warrants. These numbers are based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, all sales of unregistered securities by the Company have been previously reported on a Form 8-K or Form 10-Q.

Issuer Purchases of Equity Securities

On February 16, 2023, we entered into a securities purchase agreement with Jeffrey Thramann, our Executive Chairman pursuant to which we issued and sold one (1) share of the Company’s newly designated Series A Preferred Stock for an aggregate purchase price of $1,000.

The share of Series A Preferred Stock had 15,000,000 votes and voted together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to the proposal to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The share of Series A Preferred Stock was voted, without action by the holder, on the reverse stock split proposal in the same proportion as shares of common stock were voted on such proposal (excluding any common shares that are not voted).

The Series A Preferred Stock otherwise had no voting rights, except as otherwise required by the General Corporation Law of the State of Delaware. The share of Series A Preferred Stock was not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The share of Series A Preferred Stock had no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Share of Series A Preferred Stock was not entitled to receive dividends of any kind. The share of Series A Preferred Stock was to be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by our board in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing a reverse stock split. Upon such redemption, the holder of the Series A Preferred Stock was to receive consideration of $1,000.00 in cash. We redeemed the one outstanding share of Series A preferred stock on March 28, 2023.

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

To date, we have financed our operations primarily through private placements of preferred shares and debt financing, PPP loans that were forgiven, an equity line, an initial public offering on April 21, 2022, and a secondary public offering on February 27, 2024.

Since our inception we have incurred significant operating losses. As of December 31, 2023, we had an accumulated deficit of approximately $44.3 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful commercialization and continued development of our SaaS platform. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of December 31, 2023, we had cash of approximately $1.0 million. Subsequent to December 31, 2023, the Company raised capital using an equity line and a secondary public offering (refer to Note 17 – Subsequent Events to our financial statements). We believe our current cash will fund our operating expenses and capital expenditure requirements into the third quarter of 2024, approaching our final maturity repayment of our unsecured non-convertible note, which is due in September 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the commercialization or further development of our SaaS platform.

Corporate Information

We were formed under the name Nocimed, LLC, a limited liability company in January 2008, under the laws of the State of Delaware. In February 2015, Nocimed, LLC was converted into Nocimed, Inc. a Delaware corporation. On December 3, 2021, we changed our name to Aclarion, Inc. Our principal executive offices are located at 8181 Arista Place, Suite 100, Broomfield, Colorado 80021. Our main telephone number is (833) 275-2266. Our internet website is www.aclarion.com. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K.

Results of operations

Operating activities:

The following table summarizes our results of operations for the twelve months ended December 31, 2023, and 2022.

	Year Ended December 31,
	2023	2022	2022 to 2023
		(restated)	$ Change
Revenue
Revenue	$75,404	$60,444	$14,960
Cost of revenue	75,728	65,298	10,430
Gross profit (loss)	(324)	(4,854)	4,530

Operating expenses:
Sales and marketing	757,004	498,003	259,001
Research and development	873,336	1,067,992	(194,656)
General and administrative	3,245,317	3,990,719	(745,402)
Total operating expenses	4,875,657	5,556,714	(681,057)

Income (loss) from operations	(4,875,981)	(5,561,568)	685,587

Other income (expense):
Interest expense	(608,288)	(1,507,546)	899,258
Changes in fair value of warrant and derivative liabilities	646,319	–	646,319
Loss on issuance of warrants	(72,862)	–	(72,862)
Other, net	(562)	521	(1,083)
Total other income (expense)	(35,393)	(1,507,025)	1,471,632

Income (loss) before income taxes	(4,911,374)	(7,068,593)	2,157,219
Income tax provision		–
Net income (loss)	$(4,911,374)	$(7,068,593)	$2,157,219

Dividends accrued for preferred stockholders	$–	$(415,523)	$415,523
Net income (loss) allocable to common stockholders	$(4,911,374)	$(7,484,116)	$2,572,742
Net income (loss) per share allocable to common shareholders	$(8.82)	$(19.61)	$10.79
Weighted average shares of common stock outstanding, basic and diluted	556,808	381,598	175,210

Years ended December 31, 2023, and 2022

Total revenues. Total revenue for the year ended December 31, 2023, was $75,404, which was an increase of $14,960 from $60,444 for the year ended December 31, 2022. This increase was primarily due to growing utilization of Nociscan in third-party clinical studies. Volumes and pricing were generally consistent in each year.

Cost of Revenue. Cost of Revenue is comprised of hosting and software costs, field support, UCSF royalty cost, NuVasive commission of 6%, partner fees (Radnet), and credit card fees. Total Cost of Revenue was $75,728 for the year ended December 31, 2023, compared to $65,298 for the year ended December 31, 2022, an increase of 16.0%. This increase was primarily due to higher year-over-year scan volumes and related Nociscan report output.

Sales and Marketing. Sales and marketing expenses were $757,004 for the year ended December 31, 2023, compared to $498,003 for the year ended December 31, 2022, an increase of $259,001 or 52.0%. This increase was driven primarily by additional vesting of restricted stock units to our increased number of Key Opinion Leaders.

Research and Development. Research and development expenses were $873,336 for the year ended December 31, 2023, compared to $1,067,992 for the year ended December 31, 2022, a decrease of $194,656 or 18.2%. This decrease was primarily due to a $123,828 contract milestone payment to UCSF in April 2022, related to the initial public offering, and reduced expense in 2023 clinical services.

General and Administrative. General and administrative expenses were $3,245,317 for the year ended December 31, 2023, a decrease of $745,402 or 18.7%, from $3,990,719 for the year ended December 31, 2022. This decrease in general and administrative expenses was driven primarily by a higher 2022 compensation expense related to the vesting of the Executive Chairman’s and executive’s outstanding common stock options, offset in part by higher legal and accounting fees in 2023.

Interest Expense. Total Interest expense was $608,288 for the year ended December 31, 2023, a decrease of $899,258, from the $1,507,546 for the year ended December 31, 2022. This decrease was driven primarily by the $1.3 million beneficial conversion rate charged to interest expense in 2022 for the conversion of all accrued interest on the Company's outstanding secured promissory notes into common shares and common stock warrants in connection with the April 2022, initial public offering. The 2023 interest expense was primarily due to the amortization of the note discount associated with the unsecured non-convertible promissory notes described in Note 11 to our financial statements -- Short Term Notes, Convertible Debt, and Derivative Liabilities.

Changes in Fair Value of Warrant and Derivative Liabilities. In the year ended December 31, 2023, the Company recorded $646,319 of changes in the fair value of the warrant and derivative liabilities associated with unsecured non-convertible promissory notes described in Note 4 -- Fair Value Measurements and Note 11 -- Short Term Notes, Convertible Debt, and Derivative Liabilities to our financial statements.

Other Net Expenses. During the year ended December 31, 2023, Other Net expenses were $562, which included bank interest, government fees, and realized exchange rate gain (losses).

Net income (loss).  The Company experienced a net loss of $4,911,374 for the year ended December 31, 2023, compared to a net loss of $7,068,593 for the year ended December 31, 2022. In general, the year ended December 31, 2023 excluded two significant expenses that were present during the year 2022, that being the compensation expense related to the vesting of the Executive Chairman’s and other executive’s outstanding common stock options, and the $1.3 million beneficial conversion rate charged to interest expense for the conversion of all accrued interest on the Company's outstanding secured promissory notes into common shares and common stock warrants in connection with the April, 2022, initial public offering.

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

Equity-based compensation

The Company accounts for stock-based awards in accordance with provisions of ASC Topic 718, Compensation—Stock Compensation, under which the Company recognizes the grant-date fair value of stock-based awards issued to employees and nonemployee board members as compensation expense on a straight-line basis over the vesting period of the award, while awards containing a performance condition are recognized as expense when the achievement of the performance criteria is achieved. The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options. The Company records expense for forfeitures in the periods they occur.

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

Going Concern

As of December 31, 2023, we had cash of approximately $1.0 million. Subsequent to December 31, 2023, the Company raised capital using an equity line and a secondary public offering (refer to Note 17 – Subsequent Events to our financial statements). We believe our current cash will fund our operating expenses and capital expenditure requirements into the third quarter of 2024, approaching our final maturity repayment of our unsecured non-convertible note, which is due in September 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development and commercialization efforts over the following twelve months. Management has plans to secure such additional funding.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred shares and debt financing, PPP loans that were forgiven, an equity line, an initial public offering on April 21, 2022, and a secondary public offering on February 27, 2024.

Through December 31, 2023, we raised an aggregate of $32,603,097 of gross proceeds from $19,319,098 of preferred and common stock, $2,928,541 from the sale of convertible notes that were later converted to equity, $370,191 of PPP loans that were forgiven, $8,527,318 of net proceeds from the April 2022 IPO, and $1,457,949 of net proceeds from an equity line.

We issued a $2,000,000 promissory note in June 2021 that was repaid in April 2022.

On May 16, 2023, the Company entered into a securities purchase agreement with accredited investors for an unsecured non-convertible note financing. The Company received $1,250,000 of gross proceeds, with out-of-pocket issuance costs of $203,575. On September 1, 2023, the Company closed the second tranche of this financing. The Company received an additional $750,000 of gross proceeds, with out-of-pocket issuance costs of $92,738. On November 1, 2023, the Company entered into a securities purchase agreement with accredited investors for an unsecured non-convertible note financing. The Company received an additional $250,000 of gross proceeds, with out-of-pocket issuance costs of $65,363.

As of December 31, 2023, we had cash, including $10,000 of restricted cash, of $1,031,069. Subsequent to December 31, 2023, the Company entered into a series of Exchange Agreements with accredited investors and issued additional common shares using the equity line. Additionally, the Company completed a secondary public offering in February 2024. See Note 17 – Subsequent Events to our financial statements for more information. We believe our current cash will fund our operating expenses and capital expenditure requirements into the third quarter of 2024, approaching our final maturity repayment of our unsecured non-convertible note, which is due in September 2024. Management is actively managing our cash position and working to secure longer-term funding in the first quarter of 2024.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2023	2022
		(restated)
Cash used in operating activities	$(3,646,947)	$(4,949,112)
Cash used in investing activities	(119,522)	(207,870)
Cash provided by financing activities	3,314,732	6,187,258
Net increase (decrease) in cash and cash equivalents	$(451,737)	$1,030,276

Operating activities

During the year ended December 31, 2023, net cash used in operating activities was $3,646,947. This use of cash consisted primarily of compensation and benefit expense, officers’ liability insurance, consulting, tax and audit fees, and maintain our quality system. Cash outlays in the year 2023 were relatively lower than the year 2022 due to longer procure-to-pay cycles. During the twelve months ended December 31, 2022, operating activities used $4,949,112, consisting primarily of compensation and benefit expense, consulting, and professional fees.

Investing activities

During the year ended December 31, 2023, and 2022, investing activities used $119,522 and $207,870 of cash, respectively. These investing activities consisted almost entirely of patent and license maintenance.

Financing activities

During the year ended December 31, 2023, net cash provided by financing activities was $3,314,732, which included $2,250,000 of proceeds from unsecured non-convertible note financings, 1,462,949 of proceeds from an equity line, and $398,217 of cash issuance costs related to both the equity line and debt. During the year ended December 31, 2022, net cash provided by financing activities was $6,187,258, which included $8,552,318 of initial public offering proceeds (net of underwriter compensation and deductions but excluding $25,000 pre-payment in 2021), $2,000,000 repayment of promissory notes, and $365,060 of IPO issuance costs.

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

Contractual obligations and commitments

Our prior office lease and sublease expired on June 30, 2022. The Company does not have any contractual obligations not otherwise on our balance sheet as of December 31, 2023.

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

Emerging growth company and smaller reporting company status

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected not to “opt out” of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public entities. Accordingly, our financial statements may not be comparable to other public companies that do not elect the extended transition period.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

We had cash and restricted cash totaling $1,031,069 as of December 31, 2023. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders

of Aclarion, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aclarion, Inc. (the Company) as of December 31, 2023, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

February 20, 2024, except for Notes 2 and 17, as to which the date is March 28, 2024

We have served as the Company’s auditor since 2023

PCAOB ID 0457

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

Restatement to correct the 2022 financial statements

As discussed in Note 3 to the financial statements, the 2022 financial statements have been restated to correct misstatements.

The financial statements of the Company as of December 31, 2022, before the effects of the adjustments for the correction of the errors described in Note 3, were audited by Daszkal Bolton LLP who issued an unqualified opinion on those statements in their report, containing explanatory language that substantial doubt exists about the entity’s ability to continue as a going concern, dated February 27, 2023. Effective March 1, 2023, CohnReznick LLP acquired certain people and assets of Daszkal Bolton LLP.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CohnReznick LLP

CohnReznick LLP

Sunrise, Florida

June 12, 2023, except for Note 1, 2024 Reverse Stock Split, Note 7, SUPPLEMENTAL FINANCIAL INFORMATION, Prepaids and other current assets and Accrued and other liabilities, and Note 14, Net Loss Per Share of Common Stock, as to which the date is February 21, 2024.

We have served as the Company’s auditor from 2021 (such date takes into account the acquisition of certain people and assets of Daszkal Bolton LLP by CohnReznick LLP effective March 1, 2023) to 2023

Aclarion, Inc.

Balance Sheets

December 31, 2023 and 2022

	December 31,
	2023	2022
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,021,069	$1,472,806
Restricted cash	10,000	10,000
Accounts receivable, net	13,270	18,569
Prepaids & other current assets	245,030	199,701
Total current assets	1,289,369	1,701,076

Non-current assets:
Property and equipment, net	1,782	3,346
Intangible assets, net	1,168,623	1,210,207
Total non-current assets	1,170,405	1,213,553

Total assets	$2,459,774	$2,914,629

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$760,535	$462,202
Accrued and other liabilities	857,722	226,469
Note payable, net of discount	1,125,724	–
Warrant liability	289,165	–
Derivative liability	121,326	–
Liability to issue equity	33,297	–
Total current liabilities	3,187,769	688,671

Commitments and contingencies (See Note 12)

Stockholders' equity (deficit)
Common stock - $0.00001 par value, 200,000,000 authorized and 825,459 and 491,345 shares issued and outstanding (see Note 13)	8	5
Additional paid-in capital	43,553,523	41,596,106
Accumulated deficit	(44,281,526)	(39,370,153)
Total stockholders’ equity (deficit)	(727,995)	2,225,958

Total liabilities and stockholders’ equity (deficit)	$2,459,774	$2,914,629

See Accompanying Notes to Financial Statements

Aclarion, Inc.

Statements of Operations

For the Years Ended December 31, 2023, and 2022

	Year Ended December 31,
	2023	2022
		(restated)
Revenue
Revenue	$75,404	$60,444
Cost of revenue	75,728	65,298
Gross profit (loss)	(324)	(4,854)

Operating expenses:
Sales and marketing	757,004	498,003
Research and development	873,336	1,067,992
General and administrative	3,245,317	3,990,719
Total operating expenses	4,875,657	5,556,714

Income (loss) from operations	(4,875,981)	(5,561,568)

Other income (expense):
Interest expense	(608,288)	(1,507,546)
Changes in fair value of warrant and derivative liabilities	646,319	–
Loss on issuance of warrants	(72,862)	–
Other, net	(562)	521
Total other income (expense)	(35,393)	(1,507,025)

Income (loss) before income taxes	(4,911,374)	(7,068,593)
Income tax provision	–	–
Net income (loss)	$(4,911,374)	$(7,068,593)

Dividends accrued for preferred stockholders	$–	$(415,523)
Net income (loss) allocable to common stockholders	$(4,911,374)	$(7,484,116)
Net income (loss) per share allocable to common stockholders	$(8.82)	$(19.61)
Weighted average shares of common stock outstanding, basic and diluted	556,808	381,598

See Accompanying Notes to Financial Statements

Aclarion, Inc.

Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2023 and 2022 (restated)

	Series A		Series A-1, A-2, A-3, A-4		Series B, B-1
	Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Value	Shares	Value	Shares	Value

Balance, December 31, 2021	–	$–	6,247,695	$62	12,434,500	$124
Share-based compensation	–	–	–	–	–	–
Preferred stock dividend payable	–	–	–	–	–	–
Conversion of preferred stock to common stock	–	–	(6,247,695)	(62)	(12,434,500)	(124)
Conversion of preferred dividends payable to common stock	–	–	–	–	–	–
Conversion of accrued interest on promissory notes	–	–	–	–	–	–
Issuance of common stock and warrants related to IPO, net issuance costs	–	–	–	–	–	–
Issuance of common shares	–	–	–	–	–	–
Issuance of warrants	–	–	–	–	–	–
IPO issuance costs	–	–	–	–	–	–
Exercise of convertible note warrants	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–
Balance, December 31, 2022	–	$–	–	$–	–	$–

Balance, December 31, 2022	–	$–	–	$–	–	$–
Share-based compensation	–	–	–	–	–	–
Issuance of common shares	–	–	–	–	–	–
Proceeds from sale of Series A preferred stock	1	1,000	–	–	–	–
Redemption of Series A preferred stock	(1)	(1,000)	–	–	–	–
Commitment shares - note financing	–	–	–	–	–	–
Issuance of warrants - note financing	–	–	–	–	–	–
Issuance of common shares - equity line	–	–	–	–	–	–
Commitment common shares - equity line	–	–	–	–	–	–
Common share issuance costs - equity line	–	–	–	–	–	–
Cashless exercise of pre-funded warrants	–	–	–	–	–	–
Conversion of vested restricted stock units to common shares	–	–	–	–	–	–
Common share - stock split round up	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–
Balance, December 31, 2023	–	$–	–	$–	–	$–

	Series B-2, B-3				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, December 31, 2021	5,812,809	$–	56,605	$1	$19,054,243	(31,886,036)	$(12,831,606)
Share-based compensation	–	–	–	–	1,186,658	–	1,186,658
Preferred stock dividend payable	–	–	–	–	–	(415,523)	(415,523)
Conversion of preferred stock to common stock	(5,812,809)	–	204,945	2	7,102,472	–	7,102,287
Conversion of preferred dividends payable to common stock	–	–	61,534	1	4,272,420	–	4,272,421
Conversion of accrued interest on promissory notes	–	–	26,673	–	1,855,158	–	1,855,158
Issuance of common stock and warrants related to IPO, net issuance costs	–	–	135,313	1	8,552,338	–	8,552,340
Issuance of common shares	–	–	2,500	–	102,000	–	102,000
Issuance of warrants	–	–	–	–	1,280	–	1,280
IPO issuance costs	–	–	–	–	(530,463)	–	(530,463)
Exercise of convertible note warrants	–	–	3,776	–	–	–	–
Net income (loss)	–	–	–	–	–	(7,068,593)	(7,068,593)
Balance, December 31, 2022	–	$–	491,345	$5	$41,596,106	$(39,370,153)	2,225,958

Balance, December 31, 2022	–	$–	491,345	$5	$41,596,106	$(39,370,153)	$2,225,958
Share-based compensation	–	–	–	–	456,000	–	456,000
Issuance of common shares	–	–	1,852	–	–	–	–
Proceeds from sale of Series A preferred stock	–	–	–	–	–	–	1,000
Redemption of Series A Preferred stock	–	–	–	–	–	–	(1,000)
Commitment shares - note financing	–	–	21,210	–	175,619	–	175,619
Issuance of warrants - note financing	–	–	–	–	67,500	–	67,500
Commitment common shares - equity line	–	–	11,719	–	–	–	–
Common share issuance costs - equity line	–	–	–	–	(204,647)	–	(204,647)
Issuance of common shares - equity line	–	–	285,938	3	1,462,946	–	1,462,949
Cashless exercise of pre-funded warrants	–	–	3,396	–	–	–	–
Conversion of vested restricted stock units to common shares	–	–	9,930	–	–	–	–
Common share - stock split round up	–	–	70	–	–	–	–
Net income (loss)	–	–	–	–	–	(4,911,374)	(4,911,374)
Balance, December 31, 2023	–	$–	825,459	$8	$43,553,523	$(44,281,526)	(727,995)

See Accompanying Notes to Financial Statements

Aclarion, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2023, and 2022

	Year Ended December 31,
	2023	2022
		(restated)
Cash flows from operating activities
Net income (loss)	$(4,911,374)	$(7,068,593)
Adjustments to reconcile net income (loss) to net cash used in operation activities:
Depreciation and amortization	162,670	143,622
Share-based compensation	456,001	1,186,658
Amortization of deferred issuance costs	497,656	–
Changes in fair value of warrants and derivative	(646,319)	–
Non-cash interest related to bridge funding	98,685	–
Warrants issued as non- cash finance charge	72,862	–
Share-based vendor payments	–	102,000
Loss on disposal of furniture and equipment	–	3,789
Interest conversion discount settled in equity	–	1,299,507
		–
Change in assets and liabilities
Accounts receivable	(1,491)	(12,290)
Prepaids and other current assets	(38,539)	(87,522)
Accounts payable	220,633	(603,102)
Accrued and other liabilities	448,459	(113,893)
Accrued interest on promissory and convertible notes	(6,190)	200,712
Net cash (used in) operations	(3,646,947)	(4,949,112)

Investing Activities
Proceeds from sale of furniture	–	1,000
Intangible assets - Patents	(119,522)	(208,870)
Net cash (used in) investing activities	(119,522)	(207,870)

Financing Activities
Bridge funding issuance costs	(323,301)	–
Equity line issuance costs	(74,916)	–
Proceeds from equity line	1,462,949	–
Proceeds from issuance of promissory notes	2,250,000	–
Proceeds from sale of Series A preferred stock	1,000	–
Redemption of Series A Preferred stock	(1,000)	–
IPO cash issuance costs	–	(365,060)
Repayment of promissory notes	–	(2,000,000)
Issuance of common stock and warrants related to IPO, net deductions	–	8,552,318
Net cash provided by financing activities	3,314,732	6,187,258

Net increase (decrease) in cash and cash equivalents	(451,737)	1,030,276

Cash, cash equivalents, and restricted cash, beginning of period	1,482,806	452,530
Cash, cash equivalents, and restricted cash, end of period	$1,031,069	$1,482,806

Non- cash activities
Accrued debt issuance costs related to bridge funding	22,150	–
Accrued debt issuance costs related to equity line	129,731	–
Issuance of warrants related to bridge funding	67,500	–
Original issuance discount (15%) related to bridge funding	344,118	–
Liability to issue common shares	33,297	–
Issuance of commitment shares related to bridge funding	175,619	–
Fair value of warrants and derivative related to first tranche bridge funding	742,988	–
Fair value of warrants and derivative related to second tranche bridge funding	153,810	–
Fair value of warrants and derivative related to third tranche bridge funding	160,012	–
Dividends accrued on preferred shares	–	415,523
Conversion of preferred stock to common stock	–	25,754,379
Conversion of preferred stock dividends to common stock	–	4,272,421
Conversion of accrued interest on promissory notes to common stock and warrants	–	1,856,438
Issuance of underwriter's warrants related to IPO	–	199,246
Designation of prepaid expenses to IPO issuance costs	–	165,403

See Accompanying Notes to Financial Statements

Aclarion, Inc.

Notes to Financial Statements

For the Year Ended December 31, 2023

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

Initial Public Offering

On April 21, 2022, the registration statement for our initial public offering (“IPO”) was declared effective. In connection with the effectiveness of the IPO registration statement:

•	we effected a 1-for-7.47 reverse stock split of our outstanding common stock (2022 Stock Split);

•	accordingly, all common share amounts and per share data presented in our condensed financial statements have been retrospectively adjusted to reflect the reverse stock split for all periods presented;

•	we filed a restated Certificate of Incorporation with the State of Delaware and we adopted new restated Bylaws;

•	certain outstanding common stock warrants were exercised on a net share basis for 60,408 common shares (3,776 shares after giving effect to the 2024 Stock Split);

•	24,495,004 outstanding shares of our preferred stock were converted into 3,279,117 common shares (204,945 common shares after giving effect to the 2024 Stock Split);

•	all accrued dividends on our outstanding Series B, B-1, B-2 and B-3 preferred stock were converted to 984,429 common shares (61,527 common shares after giving effect to the 2024 Stock Split); and

•	all accrued interest on the Company's outstanding secured promissory notes was converted into (i) 426,768 common shares (26,673 common shares after giving effect to the 2024 Stock Split) and (ii) warrants to purchase 426,768 shares of common stock (26,673 common shares after giving effect to the 2024 Stock Split), with beneficial conversion rates charged to interest expense upon conversion.

On April 26, 2022, the Company completed its IPO of 2,165,000 units at a public offering price of $4.35 per unit. Each unit consisted of (i) one share of common stock (equivalent to 0.0625 of a common share following the 2024 Split) and (ii) one warrant to purchase one share of common stock (adjusted to 0.0625 of a common share following the 2024 Split) with a per share exercise price of $4.35 (adjusted to $69.60 following the 2024 Split). Following the commencement of the IPO, the underwriters partially exercised their over-allotment option and purchased additional common stock warrants to purchase 324,750 common shares (adjusted to 20,297 common shares following the 2024 Split). After deducting underwriter's commissions and expenses, we received net proceeds of approximately $8.6 million and our common stock and warrants started trading on Nasdaq under the ticker symbols “ACON” and “ACONW”, respectively.

In connection with the IPO, we issued to the representative of the underwriters a common stock warrant to purchase 173,200 shares of common stock (10,825 shares after giving effect to the 2024 Stock Split) with an exercise price of $5.44 ($87.04 on a post-2024 Split basis) per share. The representative's warrants are exercisable commencing October 26, 2022 and will expire on April 26, 2027.

On April 21, 2022, options to purchase 1,204,819 shares of common stock (75,301 common shares after giving effect to the 2024 Stock Split) previously awarded to the Company's Executive Chairman, Dr. Jeffrey Thramann, vested in connection with the completion of the IPO pursuant to the terms of such options. The per share exercise price of these options is $1.94 ($31.04 on a post-2024 Split basis) per share. The options have a 10-year term.

On April 21, 2022, in connection with the IPO, the Company’s 2022 Aclarion Equity Incentive Plan, or “2022 Plan”, became effective. Our board of directors has appointed the compensation committee of our board of directors as the committee under the 2022 Plan with the authority to administer the 2022 Plan. At the 2022 Plan effective date, the aggregate number of our shares of common stock that could be issued or used for reference purposes under the 2022 Plan could not exceed 2,000,000 shares (125,000 shares after giving effect to the 2024 Stock Split), subject to adjustments as described in the 2022 Plan.

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

2022 Reverse Stock Split

On April 21, 2022, the Company effected a 1-for-7.47 reverse stock split (the “2022 Stock Split”) of its issued and outstanding common stock.

2024 Reverse Stock Split

In March 2023 the Company’s stockholders approved a reverse stock split proposal at a ratio in the range of one-for-five to one-for-fifty, with the final ratio to be determined by the Company's board in its discretion without further approval from the Company's stockholders. In January 2024, the Company's board subsequently approved the final reverse stock split ratio of one-for-sixteen (the “2024 Stock Split”), which resulted in a reduction in the number of outstanding shares of common stock, warrants, stock options and restricted share units and a proportionate increase in the value of each share or strike price of the warrants and stock options. The common stock began trading on a reverse split-adjusted basis on the NASDAQ on January 4, 2024.

As a result of the 2022 Stock Split and the 2024 Stock Split, unless described otherwise, all references to common stock, share data, per share data and related information contained in these financial statements have been retrospectively adjusted to reflect the effect of the stock splits for all periods presented. In addition, any fractional shares that would otherwise be issued as a result of the stock splits were rounded up to the nearest whole share. Further, the number of shares issuable and exercise prices of stock options and warrants have been retrospectively adjusted in these financial statements for all periods presented to reflect the 2022 Stock Split and the 2024 Stock Split.

The following tables present selected share information reflecting on a retroactive basis the reverse stock splits as of and for the years ended December 31, 2023 and 2022:

	December 31
	2023	2022
Common shares issued and outstanding - pre-2024 split, 13,206,229 and 7,861,515 shares	$132	$79
Common shares issued and outstanding - post-2024 split, 825,459 and 491,345 shares	$8	$5
Additional paid-in capital - pre-2024 split	$43,553,399	$41,596,032
Additional paid-in capital - post-2024 split	$43,553,523	$41,596,106

	Year ended December 31
	2023	2022
Weighted average shares outstanding, basic and diluted - pre-2024 split	8,908,934	6,105,569
Weighted average shares outstanding, basic and diluted - post-2024 split	556,808	381,598
Basic and diluted net loss per shares attributable to common stockholders - pre-2024 split	$(0.55)	$(1.23)
Basic and diluted net loss per shares attributable to common stockholders - post-2024 split	$(8.82)	$(19.61)

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

The carrying values of the Company’s financial instruments including cash equivalents, restricted cash, accounts receivable, and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments. The Company’s warrant liabilities and derivative liabilities are estimated using level 3 inputs (see Note 4).

Derivative Financial Instruments

The Company has derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are recorded in other income (expenses), on a net basis in the Consolidated Statements of Operations and Comprehensive Loss.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents for all periods presented. The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. On December 31, 2023, and 2022, the Company had approximately $761,800 and $1,229,000, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of December 31, 2023, $10,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank.

Accounts Receivable, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The allowance for doubtful accounts was $0 on December 31, 2023, and 2022.

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

Geographic Locations & Segments

Approximately 13% and 9% of the Company’s revenues were generated from contracts with customers outside the United States in the years ended December 31, 2023, and 2022, respectively. All invoices are billed in the currency of the customers and are recorded in US Dollars at the then spot rate, which automatically is converted to dollars upon receipt and deposited in the Company’s bank. Differences between the amounts received and the amounts initially recorded are reflected in Other Income (Expense).

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

Sales and Marketing Expenses

The Company expenses the costs of sales and marketing its products and services as incurred. The primary drivers of cost have been employee payroll, website and branding development, press releases, attendance at various industry conferences, Key Opinion Leader consulting fees in the form of restricted stock grants, and travel expenses.

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

General & Administrative

General and administrative expenses primarily consist of personnel and related costs, including stock-based compensation, legal fees relating to both intellectual property and corporate matters, accounting and audit related costs, insurance, corporate communications and public company expenses, information technology, depreciation, amortization and maintenance, and fees for consulting, business development and other professional services.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, we had cash of approximately $1.0 million. Subsequent to December 31, 2023, the Company raised capital using an equity line and a secondary public offering (refer to Note 17 – Subsequent Events to our financial statements). We believe our current cash will fund our operating expenses and capital expenditure requirements into the third quarter of 2024, approaching our final maturity repayment of our unsecured non-convertible note, which is due in September 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development and commercialization efforts over the following twelve months. Management has plans to secure such additional funding.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Share-Based Compensation

The Company accounts for stock-based awards in accordance with provisions of ASC Topic 718, Compensation—Stock Compensation, under which the Company recognizes the grant-date fair value of stock-based awards issued to employees and nonemployee board members as compensation expense on a straight-line basis over the vesting period of the award, while awards containing a performance condition are recognized as expense when the achievement of the performance criteria is achieved. The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options. The Company records expense for forfeitures in the periods they occur.

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

On occasion, the Company grants common stock to compensate vendors for services rendered.

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other fees and costs that are directly attributable to in-process equity financings as deferred offering costs until such financings are completed. Upon the completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering. Upon the completion of the IPO in April 2022, approximately $1.5 million of offering costs related to the IPO were reclassified to additional paid-in capital. Upon the completion of the issuance of shares pursuant to the equity line in the fourth quarter of 2023, $204,647 of offering costs were reclassified to additional paid-in capital.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2023, the Company had deferred tax assets related to certain net operating losses. A valuation allowance was established against these deferred tax assets at their full amount, resulting in a zero balance of deferred tax assets on the consolidated balance sheets as of December 31, 2023 and 2022.

NOTE 3. 2022 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The full details of the restatement to the financial statements for the year ended December 31, 2022, are reported in Note 4 to the financial statements as of December 31, 2022 that were included by the Company in its amended annual report on Form 10-K/A filed with the Securities and Exchange Commission on June 12, 2023.

NOTE 4. FAIR VALUE MEASUREMENTS

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants, certain embedded redemption features associated with the senior note to Aclarion, Inc. on a recurring basis to determine the fair value of the liability.

	Fair value measured as of December 31, 2023
	Fair value on December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$289,165	$–	$–	$289,165
Derivative Liability	121,326	–	–	121,326
Total Fair value	$410,491	$–	$–	$410,491

There were no transfers between Level 1, 2, and 3 during the year ended December 31, 2023.

The following table presents changes in Level 3 liabilities measures at fair value for the year ended December 31, 2023. Both observable and unobservable inputs were used to determine the fair value positions that the Company has classified within the Level 3 category.

	Warrant Liability	Derivative Liability	Total
Balance - January 1, 2023	$–	$–	$–
Additional warrant and derivative liability	736,249	320,561	1,056,810
Change in fair value	(447,084)	(199,235)	(646,319)
Balance – December 31, 2023	$289,165	$121,326	$410,491

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

The fair value of the warrants to purchase shares of common stock was estimated using a Monte Carlo simulation using the following assumptions.

	As of Issuance	As of Dec 31, 2023
	Warrant Liability	Warrant Liability
Strike Price	$0.63	$0.27
Contractual term (years)	5.0	5.0
Volatility (annual)	80.0%	80.0%
Risk-free rate	3.52%	3.89%
Floor Financing price	$0.50	$0.14

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. The guidance also modifies how certain convertible instruments, that may be settled in cash or shares, impact the calculation of diluted earnings per share. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this standard as of April 1, 2022, using the modified retrospective approach. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

NOTE 6. REVENUE

Contract Balances

The timing of revenue recognition, billings, and cash collections may result in trade, unbilled receivables, and deferred revenues on the balance sheets. At times, revenue recognition may occur before the billing, resulting in an unbilled receivable, which would represent a contract asset. The contract asset would be a component of accounts receivable and other assets for the current and non-current portions, respectively. In the event the Company receives advances or deposits from customers before revenue is recognized, this would result in a contract liability. In years ending December 31, 2023, and 2022, the Company invoiced as services were performed and did not invoice in advance; the company has no contract balances.

NOTE 7. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Accounts receivable, net

Accounts receivable, net consisted of the following:

	December 31,
	2023	2022

Accounts receivable (1)	$13,270	$18,569
Less: Allowance for doubtful accounts	–	–
Accounts receivable, net	$13,270	$18,569

(1)	Accounts receivable denominated in foreign currencies represent less than 15% of accounts receivable in all periods.

Prepaids and other current assets

	December 31,
	2023	2022

Short term deposits	$50,000	$50,100
Deferred offering costs	100,588	–
Prepaid insurance D & O	34,769	83,478
Prepaid insurance other	17,884	16,475
Prepaid, other	41,635	49,564
Other receivables	154	84
	$245,030	$199,701

Accounts payable

	December 31,
	2023	2022

Accounts payable	$758,821	$457,558
Credit cards payable	1,714	4,644
	$760,535	$462,202

Accrued and other liabilities

	December 31,
	2023	2022

Accrued payroll	$162,887	$–
Accrued bonus	262,580	134,704
Accrued board compensation	62,500	31,250
Accrued committee compensation	30,000	15,000
Accrued audit and legal expenses	89,082	33,919
Investment banking and related fees	139,906	–
Accrued interest	98,685	–
Other accrued expenses	12,082	11,596
	$857,722	$226,469

Statements of Operations

Other expense, net consisted of the following:

	Year Ended December 31,
Income/(Expense)	2023	2022

Bank Interest	$172	$2,511
Taxes	(1,144)	(800)
Foreign Currency Gain (Loss)	145	(1,190)
Other	265	–
	$(562)	$521

NOTE 8. LEASES

Rent expense for the year ended December 31, 2023, and 2022 was $0 and $36,070, respectively. The Company entered into a subleasing agreement in 2021 and realized $0 and $26,340 of sublease income for the year ended December 31, 2023, and 2022. Both the lease and sublease are netted within the general & administrative line item in the Statements of Operations. Our prior office lease and sublease expired on June 30, 2022.

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

The Company’s property and equipment are as follows:

	December 31,
	2023	2022

Furniture and fixtures	$–	$–
Computer and office equipment	13,032	13,032
Software	42,150	42,150
Other Equipment	–	18,190
	55,182	73,372
Less: Accumulated depreciation	(53,400)	(70,026)
Property and equipment, net	$1,782	$3,346

Depreciation expense related to property and equipment were $1,564 and $4,500 for the years ended December 31, 2023, and 2022, respectively.

During 2022 the company received proceeds of $1,000 from the sale of property and equipment.

Future depreciation and amortization of property, equipment, and software is as follows:

2024	$1,186
2025	596
Total	$1,782

NOTE 10. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	December 31, 2023	December 31, 2022

Patents and licenses	$2,267,251	$2,147,728
Other	5,017	5,017
	2,272,268	2,152,745
Less: accumulated amortization	(1,103,645)	(942,538)
Intangible assets, net	$1,168,623	$1,210,207

Amortization expense related to purchased intangible assets was $161,107 and $139,121 for the years ended December 31, 2023, and 2022, respectively.

UC royalties are paid annually, amortized over twelve months, and charged to cost of revenue.

Patents and trademarks are reviewed at least annually for impairment. No impairment was recorded through December 31, 2023, and 2022, respectively.

Future amortization of intangible assets is as follows:

2024	$169,002
2025	168,951
2026	168,951
2027	168,951
2028 and beyond	492,768
Total	$1,168,623

NOTE 11. SHORT TERM NOTES, CONVERTIBLE DEBT, AND DERIVATIVE LIABILITIES

Convertible Notes

As of December 31, 2022, there were no Convertible Notes payable and outstanding. There was no convertible note activity in the year ended December 31, 2023.

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

In November 2023, the Company issued $294,118 unsecured senior notes that mature on April 19, 2024 (“the Series C Notes Payable”), for cash proceeds of $250,000. The Senior Notes Payable contain an original issue discount of 15.0% and accrue interest at an annual rate of 8.0%.

The Company incurred issuance costs, recorded as deferred financing costs, of $296,313 relating to due diligence and legal costs associated with the issuance of the notes.

The Company evaluated the embedded redemption and contingent interest features in the notes to determine if such features were required to be bifurcated as an embedded derivative liability. In accordance with ASC 815-40, Derivatives and Hedging Activities, the embedded redemption features and contingent interest feature were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value at each reporting date. The Company fair valued such derivative liabilities and recorded a debt discount at issuance of the notes of $320,561.

The Company issued warrants to purchase 1,232,156 and 744,890 shares of common stock (77,010 and 46,556 shares, respectively, after giving effect to the 2024 Stock Split) to the holders of the Senior Notes Payable and Series C Notes Payable (collectively the “Senior Notes Warrants”) with an exercise price of $0.6262 and $0.2856 per share ($10.02 and $4.58 post-2024 split), respectively. The Company accounted for the warrants in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and were recorded as a liability. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the Senior Notes Warrants at issuance was $736,249 and was recorded as a debt discount. The Company incurred issuance costs of $72,862 relating to the Senior Notes Warrants which was recorded as a day 1 expense due to the liability classification of such warrants.

In connection with the issuance of the Senior Notes Payable and Series C Notes Payable, the Company paid a commitment fee in the form of 339,360 and 148,978 shares (21,210 and 9,311 shares after giving effect to the 2024 Stock Split) of unregistered common stock to the holders, respectively. The aggregate commitment fees had a fair value at issuance of $208,916 and are recorded as a deferred financing cost.

The resulting debt discounts from the derivative liabilities, warrant liabilities and deferred financing costs were presented as a direct deduction from the carrying amount of that debt liability and amortized to interest expense using the effective interest rate method. For the year ended December 31, 2023, the Company recognized $497,763 in amortization of debt discounts and deferred financing costs which is recorded in interest expense.

The following table reconciles the aggregate amount for the Senior Notes Payable, Series B Notes Payable, and Series C Notes Payable as well as the unamortized deferred financing costs and debt discounts relating to the derivative liabilities and warrant liabilities.

	December 31, 2023	December 31, 2022
Note Payable	$2,594,118	$–
Less: Unamortized Discounts and Deferred Financing Costs
Warrants	(557,582)	–
Derivative	(235,628)	–
Deferred financing costs	(675,184)	–
	(1,468,394)	–
	$1,125,724	$–

Secured Promissory Notes Payable

In June 2021, the Company issued $2.0 million of promissory notes that matured at the earlier of the consummation of a Qualified Financing or May 31, 2022. The promissory notes incorporated the following major attributes: secured by a lien and security interest on substantially all of the Company’s assets; interest accrues at 33%; holder option to convert the accrued interest into the Company securities being offered in a Qualified Financing at 30% (i.e. 70% discount) of the price being paid by other investors in the Qualified Financing; and automatic conversion in the case of a Qualifying IPO of the accrued interest into the Company securities being offered in the Qualifying IPO at 30% (70% discount) of the price being paid by other investors in the Qualifying IPO. If the promissory notes remained outstanding after May 31, 2022, the Company had the option to extend the promissory notes upon the payment of an extension fee, which consisted of warrants to purchase 150,000 shares (1,255 shares after giving effect to the 2022 and 2024 Stock Splits) with a five-year term, to purchase shares of the Company’s common stock at a price of $ 0.01 per share ($1.20 post-2022 and 2024 splits).

On April 21, 2022, the registration statement for our IPO was declared effective. In connection with the effectiveness of the IPO registration statement, all accrued interest on the Company's outstanding secured promissory notes were converted into (i) 426,768 (26,673 after giving effect to the 2024 Stock Split) common shares and (ii) warrants to purchase 426,768 shares of common stock (26,673 common shares after giving effect to the 2024 Stock Split) with a $1,299,507 beneficial conversion rate charged to interest expense.

On April 27, 2022, the Company used $2 million of the IPO proceeds to retire all outstanding secured promissory notes.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company so elects. The U.S. licensed patents that are currently issued expire between 2026 and 2029, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $50,000 for each of the years ended December 31, 2023, and 2022.

Additionally, the Company was obligated to make a cash Indexed Milestone Payment to the Regents of the University of California in the event of either a change of control or an IPO. This cash payment was calculated as follows: 28,532 (1,783 shares after giving effect to the 2024 Stock Split) of Company common stock times the IPO price of $4.34 ($69.44 post-2024 Stock Split). On May 2, 2022, in connection with the IPO, the Company paid the University of California - San Francisco the amount of $123,828 to satisfy the Indexed Milestone Payment obligation included within the exclusive license agreement.

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

Stock Option Grant to our Executive Chairman

In September 2021, the Board of Directors approved a stock option grant of 1,204,819 shares (75,301 after giving effect to the 2024 Stock Split) to Dr. Jeffrey Thramann, our Executive Chairman. These options were conditional, such that they vested only upon the occurrence of certain specified events, including an IPO, a next round financing, the merger of the Company with a SPAC, or the sale of the Company. The amount of stock options that would vest upon such specified events depended upon the terms and timing of the applicable event.

On April 21, 2022, options to purchase 1,204,819 shares of common stock (75,301 shares post-2024 Stock Split) previously awarded to Dr. Jeffrey Thramann vested in connection with the completion of the IPO pursuant to the terms of such options. The exercise price of these options is $1.94 ($31.04 post-2024 Stock Split) per share. The options have a 10-year term.

On September 15, 2022, the Board of Directors approved a stock option grant to purchase an additional 185,285 (11,580 post-2024 Stock Split) shares of common stock to Dr. Thramann. The exercise price of the options is $1.94 ($31.04 post-2024 Stock Split) per share, they are fully vested, and they have a 10-year term.

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

The preferred shares converted to common shares on a 1:1 pre-split basis immediately prior to the Stock Split on April 21, 2022. Those common shares were adjusted to reflect the 2022 Stock Split and 2024 Stock Split as described in Note 1 Reverse Stock Split.

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

Preference Amounts	Issue Date	Total Face Value of Investments	Issue Purchase Price/Share

Series A-4 Preferred Stock	12/31/2014	$1,965,288	$0.94
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

Warrants

As of December 31, 2023, IPO Warrants to purchase 155,610 shares of common stock (post-split), and other warrants to purchase 165,555 shares of common stock (post-split) were outstanding.

Warrants issued in connection with the IPO

In connection with the Company’s IPO, all accrued interest on the Company's outstanding secured promissory notes were converted into (i) 26,673 (post-2024 Stock Split) common shares and (ii) warrants to purchase 26,673 shares of common stock (post-2024 Stock Split), with beneficial conversion rates charged to interest expense upon conversion. These warrants have an exercise price of $69.60 (post-2024 Stock Split) per share and expiring 2027.

In the IPO, the Company sold 2,165,000 units at a public offering price of $4.35 per unit. Each unit consisted of (i) one share of common stock (equivalent to 0.0625 of a common share following the 2024 Split) and (ii) one warrant to purchase one share of common stock (adjusted to 0.0625 of a common share following the 2024 Split) warrant with a per share exercise price of $4.35 (adjusted to $69.60 following the 2024 Split). On April 22, 2022, the underwriters partially exercised their over-allotment option and purchased additional common stock warrants to purchase 324,750 common shares (adjusted to 20,297 common shares following the 2024 Split). The common stock and the IPO Warrants were immediately separable and issued separately in the offering. The IPO Warrants are listed and tradeable on the NASDAQ stock market, immediately exercisable at the option of the holder, and expire five years from the date of issuance.

In connection with the IPO, we issued to the representative of the underwriters’ common stock warrants to purchase 10,825 shares of common stock (post-2024 Stock Split) with an exercise price of $87.04 (post-2024 Stock Split) per share. The representative's warrants are exercisable commencing October 26, 2022, and will expire on April 26, 2027.

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

Other Outstanding Warrants

As of December 31, 2023, we had other outstanding warrants to purchase 128,057 shares of common stock (post-split) (in addition to our IPO Warrants described above). The terms of these warrants are (i) warrants to purchase 123,566 shares of common stock (post-split) with a per share exercise price of $2.315 (post split) and expiring 2028, and warrants to purchase 4,491 common shares (post split) with a per share exercise price of $0.0002 (post-split) and expiring 2028.

The per share exercise price of the warrants described in clause (i) above is subject to a “ratchet” adjustment if the Company issues securities at an effective per share price lower than the then effective warrant exercise price.

White Lion Equity Line Agreement

On October 9, 2023, the Company entered into an equity line common stock purchase agreement (the “Equity Line Purchase Agreement”) and a related registration rights agreement with White Lion Capital, LLC (“White Lion”). Pursuant to the Equity Line Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $10,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Equity Line Purchase Agreement.

It is anticipated that the Company may sell shares of common stock to White Lion from time-to-time over a sales period that expires December 31, 2024. The number of shares ultimately offered for sale to White Lion under the Equity Line Purchase Agreement is dependent upon the number of shares we elect to sell to White Lion under the Equity Line Purchase Agreement. The actual number of shares of common stock that are sold to White Lion may depend based on a number of factors, including the market price of our common stock during the time that the Equity Line Purchase Agreement in is effect. The actual gross proceeds the Company may derive from the Equity Line Purchase Agreement may be less than $10.0 million, which may impact our future liquidity. Because the price per share of each share sold to White Lion will fluctuate during the sales period, it is not currently possible to predict the number of shares that will be sold or the actual gross proceeds to be raised in connection with those sales, if any.

The Company currently has an effective registration statement to register for resale by White Lion 2,500,000 shares of common stock. White Lion may ultimately purchase all or some of these shares. After White Lion has acquired shares under the Equity Line Purchase Agreement, it may sell all, some or none of those shares. Sales to the Selling Securityholder by us pursuant to the Equity Line Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock.

The sale of a substantial number of shares to White Lion, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. The number of shares of our common stock ultimately offered for resale by White Lion is dependent upon the number of shares of common stock issued to White Lion pursuant to the Equity Line Purchase Agreement. Depending on a variety of factors, including market liquidity of our common stock, the issuance of shares to White Lion may cause the trading price of our common stock to decline.

In consideration for the commitments of White Lion, as described above, the Company issued to White Lion 187,500 pre-split shares (11,719 post-2024 Stock Split) of Common Stock (the “Commitment Shares”), having a value of $75,000 based upon the closing sale price of Common Stock on October 6, 2023.

As of December 31, 2023, the Company sold to White Lion 4,575,000 newly issued pre-split common shares (285,938 post-2024 Stock Split) for proceeds of $1,462,949.

NOTE 14. NET LOSS PER SHARE OF COMMON STOCK

In January 2024, the Company’s board approved the final reverse stock split ratio of one-for-sixteen, which resulted in a reduction in the number of outstanding shares of common stock and a proportionate increase in the value of each share. The common stock began trading on a reverse split-adjusted basis on the NASDAQ on January 4, 2024. The retrospective effect of the reverse stock split has been incorporated on a retrospective basis in the tabular disclosures of loss per share and weighted average outstanding shares for the fiscal years 2023 and 2022 herein.

Basic and diluted net loss per share is computed by dividing net loss attributable to stockholders by the weighted average number shares of common stock outstanding, vested restricted stock units, and pre-funded warrants during the year. Potentially dilutive outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for loss periods presented because including them would have been antidilutive.

A post-split reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	December 31,
		2022
	2023	(restated)
Numerator:
Net loss allocable to common shareholders used to compute basic and diluted loss per common share	$(4,911,374)	$(7,484,116)
Denominator:
Weighted average shares used to compute basic and dilutive loss per share (post-split)	556,808	381,598

The following outstanding potentially dilutive securities were excluded from the calculation of dilutive loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	December 31, 2023	December 31, 2022

Shares issuable on Series A and B convertible preferred stock	–	51,236
Shares issuable on warrants	255,270	145,624
Shares issuable on restricted stock units	49,185	3,127
Shares issuable on options	171,033	155,114
	475,488	355,101

NOTE 15. STOCK-BASED COMPENSATION

2022 Aclarion Equity Incentive Plan

On April 21, 2022, in connection with the IPO, the Company’s 2022 Aclarion Equity Incentive Plan, or “2022 Plan”, went into effect. Our board of directors has appointed the compensation committee of our board of directors as the committee under the 2022 Plan with the authority to administer the 2022 Plan. The aggregate number of our shares of common stock that may be issued or used for reference purposes under the 2022 Plan is 2,000,000 shares (125,000 post 2024 Stock Split), with an automatic increase on January 1st of each year, for a period of not more than ten years, commencing on January 1st of the year following the year in which the IPO Date occurs and ending on (and including) January 1, 2032, in an amount equal to 5% of the total number of shares of Capital Stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in shares for such year or that the increase in shares for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the preceding sentence.

As of the year ended December 31, 2023, the aggregate number of our shares of common stock that may be issued or used for reference purposes under the 2022 Plan was 2,470,814 (154,426 post-split). On January 1, 2024, the 2022 Plan had an automatic increase of 660,311 (41,270 post-split) shares which was 5% of the total number of shares of Capital Stock outstanding on December 31, 2023.

Options granted under the 2022 Plan may be incentive stock options or non-statutory stock options, as determined by the administrator at the time of grant of an option. Restricted stock may also be granted under the 2022 Plan. The options vest in accordance with the grant terms and are exercisable for a period of up to 10 years from grant date.

The Company did not grant any stock options for the twelve months ended December 31, 2023. The fair value of the options granted for the twelve months ended December 31, 2022 were estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

Risk-free interest rate (4/2022 – 8/2022)	1.99%
Risk-free interest rate (9/2022 – 12/2022)	3.67%
Dividend yield	–
Expected term	6-8 years
Expected volatility	66.35%

Nocimed, Inc. 2015 Stock Plan

The Company maintains the Nocimed, Inc. 2015 Stock Plan, or the “Existing Plan”, under which the Company could grant 152,558 shares (after giving effect to the 2024 Stock Split) or options of the Company to our employees, consultants, and other service providers. The Company suspended the Existing Plan in connection with the April 2022, initial public offering. The Company did not grant any stock options under the Existing Plan for the twelve months ended December 31, 2022. No further awards will be granted under the Existing Plan, but awards granted prior to the suspension date will continue in accordance with their terms and the terms of the Existing Plan.

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

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A post-split summary of option activity under the Company’s equity incentive plans is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)
Balance at December 31, 2021	140,980	$29.47	9.2
Options granted	33,334	$36.80	9.6
Options exercised	–
Options forfeited/expired	(3,138)	$20.32	5.6
Balance at December 31, 2022	171,176	31.07	8.4
Options granted	–
Options exercised	–
Options forfeited/expired	(1,720)	$23.64	6.0
Balance at December 31, 2023	169,456	$31.15	7.5

Exercisable at December 31, 2023	147,977	$30.57	7.4

The aggregate intrinsic value in the table above of the unexercised options reflects the total pre-tax intrinsic value (the difference between the Nasdaq closing price on December 30, 2023, and the exercise price of the options that would have been received by option holders if all options exercisable had been exercised.

The aggregate intrinsic value of options outstanding at December 31, 2023 is $0. The aggregate intrinsic value of vested and exercisable options at December 31, 2022 is $0.

As of December 31, 2023, there was approximately $327,853 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the next 21 months.

The Company adjusts expense for actual forfeitures in the periods they occur.

Restricted Stock Units

During the twelve month period ending December 31, 2023, the Company granted RSUs under the 2022 Plan that have a combination of time-based and performance-based vesting, contingent upon continued service with the Company. The Company granted certain consultants an aggregate of RSUs for 26,506 common shares (after giving effect to the 2024 Stock Split).

Post-split RSU activity under the 2022 Plan was as follows for the year ended December 31, 2023:

	RSU’s Outstanding	Weighted-Average Grant-Date Fair value per Unit
Nonvested as of December 31, 2021	–	$–
Granted	30,120	13.12
Vested	(3,864)	13.92
Forfeited	–	–
Nonvested as of December 31, 2022	26,256	13.12
Granted	26,506	8.52
Vested	(22,936)	10.40
Forfeited	(14,077)	10.11
Nonvested as of December 31, 2023	15,749	$10.72

The grant date fair value for a RSU is the market price of the common stock on the date of grant. The total fair value of RSUs vested during 2023 was $226,918.

As of December 31, 2023, there was approximately $43,468 total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over the next nine months.

Common Stock Subject to Vesting

The Company entered into a contract for consulting services shortly after the completion of the IPO in April 2022. The contract included a fee payable in the form of 40,000 (2,500 after giving effect to the 2024 Stock Split) restricted common shares that vested over six months. The shares were issued in November 2022 after the shares vested. Stock-based vendor payments of $102,000 were recognized on the date of grant and recorded as general and administrative expense.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	December 31,
		2022
	2023	(restated)
Sales and marketing	$228,437	$57,298
Research and development	9,725	(259)
General and administrative	217,839	1,129,619
	$456,001	$1,186,658

NOTE 16. INCOME TAXES

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

A reconciliation of the federal income tax rates to the Company’s effective tax rates for the year ended December 31, 2023 consist of the following:

2023
U.S. federal statutory rate	21.0%
Effects of:
State taxes, net of federal benefit	7.0%
Stock based compensation	(0.6)%
Permanent differences	(0.3)%
Other	(0.3)%
Change in valuation allowance	(26.8)%
Effective rate	–%

Significant components of the Company’s deferred tax assets as of December 31, 2023 are summarized below.

2023
Deferred tax asset:
Net operating losses	$9,235,000
Stock based compensation	479,000
Total deferred tax asset	9,714,000
Less valuation allowance	(9,714,000)
Net deferred income tax liability	$–

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance of $9,714,000 required as of December 31, 2023, as the Company determined it is more likely than not the deferred tax assets will not be realized. Our net deferred tax asset and valuation allowance increased by $1,315,000 for the year ended December 31, 2023. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company files income tax returns in the U.S., Colorado, and California jurisdictions and is subject to examination by the various taxing authorities.

NOTE 17. SUBSEQUENT EVENTS

Reverse Stock Split

In March 2023 the Company’s stockholders approved a reverse stock split proposal at a ratio in the range of one-for-five to one-for-fifty, with the final ratio to be determined by the Company's board in its discretion without further approval from the Company's stockholders. In January 2024, the Company's board approved the final reverse stock split ratio of one-for-sixteen, which resulted in a reduction in the number of outstanding shares of common stock and a proportionate increase in the value of each share. The common stock began trading on a reverse split-adjusted basis on the NASDAQ on January 4, 2024.

The following table presents selected share information reflecting on a retroactive basis the reverse stock splits for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Weighted average shares outstanding, basic and diluted - pre-2024 split	8,908,934	6,105,569
Weighted average shares outstanding, basic and diluted - post-2024 split	556,808	381,598
Basic and diluted net loss per shares attributable to common stockholders - pre-2024 split	$(0.55)	$(1.23)
Basic and diluted net loss per shares attributable to common stockholders - post-2024 split	$(8.82)	$(19.61)

White Lion Equity Line Agreement

On October 9, 2023, the Company entered into an equity line common stock purchase agreement (the “Equity Line Purchase Agreement”) and a related registration rights agreement with White Lion Capital, LLC (“White Lion”). Pursuant to the Equity Line Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $10,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Equity Line Purchase Agreement.

Pursuant to the Equity Line Purchase Agreement (see Note 13: Stockholders Equity), the Company issued to White Lion 452,343 newly issued post-split common shares for proceeds of $1,449,532, between January 4, 2024 and January 8, 2024. Through March 15, 2024, the Company has issued 750,000 shares (after giving effect to the 2024 Stock Split) to White Lion for total proceeds of $2,912,481.

Exchange Agreements and Repayment of Unsecured Non-Convertible Notes

In May, September and November 2023 the Company issued $2,594,118 aggregate principal amount of unsecured non-convertible notes to certain accredited investors.

Between January 22 and January 29, 2024, the Company entered into a series of exchange agreements (the “Exchange Agreements”) with the accredited investors to exchange principal and accrued interest on these notes for shares of common stock. Pursuant to the Exchange Agreements, the Company issued an aggregate of 644,142 post-split shares of common stock in exchange for $1,519,779 principal and accrued interest on the notes. Following these exchanges, the remaining outstanding balance of principal and interest on the notes was $1,145,037.

On March 6, 2024, the Company paid $300,973 of principal and accrued interest on certain unsecured non-convertible notes. Following this payment, the remaining outstanding balance of principal and interest on the notes was $898,380.

The Company and the accredited investors may elect in the future to effect additional exchanges of the notes for common stock. Any such future exchanges would be negotiated and agreed to among the parties.

Public Offering; Placement Agent Agreement; Warrants; Prefunded Warrants

On February 26, 2024, the Company entered into a placement agency agreement (the “Placement Agent Agreement”) with Maxim Group LLC (“Maxim” or the “Placement Agent”) pursuant to which the Company engaged Maxim as the placement agent for a registered public offering by the Company (the “Offering”), of an aggregate of 5,175,000 units (“Units”) at a price of $0.58 per Unit, for gross proceeds of approximately $3.0 million, and net proceeds of $2.7M after deducting expenses.

Each Unit is comprised of (i) one share of common stock or, in lieu of common stock or one prefunded warrant to purchase a share of common stock, and (ii) two common warrants, each common warrant to purchase a share of common stock. The prefunded warrants are immediately exercisable at a price of $0.00001 per share of common stock and only expire when such prefunded warrants are fully exercised. The common warrants are immediately exercisable at a price of $0.58 per share of common stock and will expire five years from the date of issuance.

The Company intends to use the proceeds from the Offering, together with our existing cash, to fund clinical studies, repay outstanding debt, build out product platforms, expand our sales and marketing efforts, and for general and administration expenses and other general corporate purposes.

The Offering closed on February 27, 2024.

Nasdaq Delisting Notices

As previously disclosed, the Company received written notice from Nasdaq on March 3, 2023, that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”), which requires the Company to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on The Nasdaq Capital Market. Subsequent to a hearing before a Nasdaq Hearings Panel, the Company was granted an extension, ultimately, through February 27, 2024, to evidence compliance with the Rule.

As a result of the Offering described above, the Company received confirmation from Nasdaq on February 29, 2024, stating that the Company has regained compliance with the Equity Rule, as required by the Hearing Panel’s decision dated November 7, 2023. The Company will be subject to a Mandatory Panel Monitor for a period of one year. If, within that one-year monitoring period, Nasdaq finds the Company again out of compliance with the Equity Rule, the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency, and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period. Instead, Staff will issue a Delist Determination Letter, and the Company will have an opportunity to request a new hearing with the initial Hearings Panel, or a newly convened Hearings Panel if the initial Hearings Panel is unavailable. The Company will have the opportunity to respond and present to the Hearings Panel. The Company’s securities may be at that time delisted from Nasdaq.

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on that assessment, our management has determined that as of December 31, 2023, our internal control over financial reporting was not effective due to material weaknesses related to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. Management has determined that these control deficiencies constitute material weaknesses, which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

Management took steps in 2023 to address the identified material weaknesses related to segregation of duties and lack of adequate accounting resources by contracting with two outside advisory services. These firms, collectively, have increased oversight of our transactions and reporting and provided technical accounting expertise for our more complex transactions.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding management’s assessment of our internal control over financial reporting pursuant to temporary rules of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive officers and directors

Set forth below are the names, ages and positions of our executive officers and directors as of February 24, 2024.

Name	Age	Position(s) held	Served as a Director and/or Officer Since
Executive Officers
Jeff Thramann, M.D.	59	Executive Chairman and Director	2020(1)
Brent Ness	57	Chief Executive Officer, President and Director	2021(2)
John Lorbiecki	61	Chief Financial Officer	2021(3)
Ryan Bond	52	Chief Strategy Officer	2021(4)

Non-Employee Directors

Scott Breidbart, M.D.	68	Director	(5)
Steve Deitsch	52	Director	(5)
David Neal	52	Director	(6)
William Wesemann	67	Director	(6)
Amanda Williams	46	Director	(5)

_______________

(1)	Dr. Thramann has been a director since 2020. He was appointed Executive Director as of March 2021, and became Executive Chairman as of April 21, 2022.
(2)	Mr. Ness was appointed CEO and a director on September 15, 2021.
(3)	Mr. Lorbiecki was appointed Chief Financial Officer on October 1, 2021.
(4)	Mr. Bond was appointed Chief Strategy Officer on September 15, 2021.
(5)	Ms. Williams, Mr. Deitsch, and Dr. Breidbart have been directors since April 21, 2022.
(6)	Mr. Wesemann and Mr. Neal have been directors since 2016.

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

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed in 2023 by Section 16(a) under the Exchange Act.

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

Policy on Trading, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in Company securities. Our insider trading policy expressly prohibits derivative transactions of our stock by our executive officers and directors.

Rule 10b5-1 Sales Plans

Our policy governing transactions in our securities by directors, officers, and employees permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. During 2023, none of our directors or executive officers had a Rule 10b5-1 in effect.

Number of Meetings

During 2023, the board held a total of nine meetings. Our Audit Committee held seven meetings in 2023, our Compensation Committee held five meetings in 2023, and our Nominating and Governance Committee held one meeting. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the board committees on which he or she served during 2023.

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

Our board of directors approved the following compensation for our non-employee directors in 2023. Our non-employee directors receive annual cash compensation of (i) $25,000 for service on the board (ii) $15,000 for service as the Audit Committee chair, and (iii) $5,000 for service on each board committee. All cash payments will be made quarterly in arrears, and pro-rated for any partial quarters of service.

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Scott Breidbart	40,000	-0-	-0-	-0-	40,000
Steve Deitsch	45,000	-0-	-0-	-0-	45,000
David Neal	25,000	-0-	-0-	-0-	25,000
William Wesemann	40,000	-0-	-0-	-0-	40,000
Amanda Williams	35,000	-0-	-0-	-0-	35,000

Item 11.	Executive Compensation

Executive Compensation Overview

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act.

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during our fiscal year 2023, and our next three most highly compensated executive officers in respect of their service to our company for fiscal year 2023. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2023, are:

•	Jeffrey Thramann, Executive Chairman;
•	Brent Ness, Chief Executive Officer;
•	John Lorbiecki, Chief Financial Officer; and
•	Ryan Bond, Chief Strategy Officer.

Summary Compensation Table Year Ended December 31, 2023

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers during the two most recently completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)(2)	Stock Awards ($)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Jeff Thramann, Executive Director	2023	300,000		–	–	–	300,000
	2022	300,000	18,750	–	252,369	–	571,119

Brent Ness, Chief Executive Officer	2023	300,000		–			300,000
	2022	300,000	118,750(4)	–	90,704	–	509,454

Ryan Bond, Chief Strategy Officer	2023	200,000					200,000
	2022	200,000	19,532(5)	–	–	–	219,532

John Lorbiecki, Chief Financial Officer	2023	225,000					225,000
	2022	225,000	89,871(6)	–	19,747	–	334,618

____________________

(1)	The Company has a discretionary annual cash bonus program. The Company has not yet determined and approved annual cash bonuses for the year 2023.
(2)	Except for the amounts described below in notes 4, 5, and 6, the 2022 bonus amounts reflect cash bonus amounts earned in the 2022 year (as determined and approved by our compensation committee in March 2023).
(3)	Represents the grant date fair value of stock option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For information regarding assumptions underlying the valuation of equity awards, see Note 15 to our financial statements included in this prospectus.
(4)	Under the terms of his employment agreement, Mr. Ness received a bonus payment of $100,000 upon the IPO completed in April 2022.
(5)	The Company implemented a cash bonus plan related to the temporary deferral of all employees’ base salaries by 50% effective as of October 16, 2020. Under this program, $8,594 was paid to Mr. Bond in 2022.
(6)	Under the terms of his employment agreement, Mr. Lorbiecki received a bonus payment of $28,125 upon the IPO completed in April 2022.

Compensation Clawback Policy

The Company established a policy regarding the recoupment of certain performance-based compensation payments (“Clawback Policy”), which became effective as of December 1, 2023. This policy is included as Exhibit 97 to this Annual Report.

Subsequent to the initial issuance of the Company's 2022 financial statements on February 27, 2023, management concluded that the previously issued audited financial statements for the year ended December 31, 2022, needed to be restated to correct misstatements. The errors that triggered the restatement had no impact on the Company's cash position, revenues, or liquidity.

The Company corrected the misstatements and issued audited financial statements for the year ended December 31, 2022, in an amended annual report on June 12, 2023.

The Audit Committee of the Company determined that no performance-based compensation (or the vesting of such compensation) within the prior three years was based upon the achievement of financial results, as reported in a Form 10-Q, Form 10-K or other report filed with the Securities and Exchange Commission (“SEC”), and therefore had no obligation, pursuant to the Company’s Clawback Policy, to recover erroneously paid or awarded compensation.

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

Outstanding Equity Awards at December 31, 2023

The following table sets forth information regarding equity awards held by our Named Executive Officers as of December 31, 2023. Information in this table has been adjusted for our January 3, 2024, reverse stock split.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)
Dr. Jeffrey Thramann	9/27/2021	75,302	–	$31.04	9/27/2031	–	–
	9/14/2022	11,581	–	$31.04	9/14/2032	–	–

Brent Ness	9/27/2021	12,002	9,335	$31.04	9/27/2031	–	–
	9/14/2022	2,658	2,067	$31.04	9/14/2032	–	–

Ryan Bond	2/19/2019	1,339	–	$21.44	2/19/2029	–	–
	9/4/2021	382	–	$31.04	9/4/2031	–	–

John Lorbiecki	9/27/2021	2,267	1,918	$31.04	9/27/2031	–	–
	9/14/2022	558	472	$31.04	9/14/2032	–	–

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The number of shares of common stock “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of our common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power, and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after February 2, 2023.

The calculations set forth below are based upon 1,975,585 shares of common stock outstanding at February 2, 2024 (and giving effect to the 2022 and 2024 Stock Split).

Unless otherwise indicated below, and subject to community property laws where applicable, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
None

Executive Officers and Directors:
Jeff Thramann (1)	86,882	4.2%
Brent Ness (2)	18,174	0.9%
John Lorbiecki (3)	4,658	0.2%
Ryan Bond (4)	4,284	0.2%
David Neal (5)	18,201	0.9%
William Wesemann (6)	7,127	0.4%
Amanda Williams (7)	2,516	0.1%
Stephen Deitsch (7)	2,516	0.1%
Scott Breidbart (7)	2,516	1%

All directors and executive officers as a group (9 persons)	146,874	7.0%

___________________

(1)	Represents outstanding stock options held by Dr. Thramann.
(2)	Mr. Ness’ beneficial ownership includes 1,281 common shares, 16,830 vested options, and 63 IPO Warrants, and excludes 9,229 unvested options.
(3)	Mr. Lorbiecki’s beneficial ownership includes 1,400 common shares and 3,257 vested options, and excludes 1,954 unvested options.
(4)	Mr. Bond’s beneficial ownership includes 1,250 common shares, 1,721 vested options, and 1,313 IPO Warrants.
(5)	Mr. Neal’s beneficial ownership includes 11,658 common shares, 2,150 IPO Warrants, and 4,393 vested options.
(6)	Mr. Wesemann’s beneficial ownership includes 3,296 common shares, 3,143 vested stock options, and 688 IPO Warrants, and excludes 1,422 unvested stock options.
(7)	Includes 2,516 vested stock options and excludes 1,422 unvested stock options.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2022, with respect to all of our equity compensation plans in effect on that date:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a ))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Stockholders (1)		3,220,735		$1.77		984,747

Equity Compensation Plans Not Approved by Stockholders		–		–		–

Total		3,220,735		$1.77		984,747

(1)	Consists of (i) stock options granted under the Nocimed, Inc. 2015 Stock Plan and (ii) stock options and restricted stock units (“RSUs”) granted under the Aclarion, Inc. 2022 Equity Incentive Plan, as amended. We ceased granting awards under the 2015 Plan upon the implementation of the 2022 Plan described below.

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

On July 10, 2023, the Audit Committee of Aclarion, Inc. (the “Company”) was notified by CohnReznick LLP (“CohnReznick”), the Company’s independent registered public accounting firm, of its decision to resign as the independent registered public accounting firm of the Company effective upon the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. CohnReznick remained engaged by the Company to complete its review of the Company’s interim financial statements for the quarter ended June 30, 2023.

On August 29, 2023, upon the approval of the Audit Committee, the Company engaged Haynie & Company as the Company’s new independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023 and interim periods.

Independent Registered Public Accounting Firm Fees

The table below presents fees for professional audit and other services rendered by Daszkal Bolton LLP for the fiscal years 2023 and 2022:

	2023	2022
Audit fees(1)	$–	$127,886
Tax fees	–	–
All other fees	–	–
Total fees	$–	$127,886

The table below presents fees for professional audit and other services rendered by CohnReznick LLP for the fiscal years 2023 and 2022:

	2023	2022
Audit fees(1)	$113,305	$30,000
Tax fees	–	–
All other fees	–	–
Total fees	$113,305	$30,000

The table below presents fees for professional audit and other services rendered by Haynie & Company for the fiscal years 2023 and 2022:

	2023	2022
Audit fees(1)	$82,768	$–
Tax fees	–	–
All other fees	–	–
Total fees	$82,768	$–

(1)	Audit fees consist of fees for the audit of our annual financial statements and the review of our interim financial statements. Audit fees also include the services that an independent auditor would customarily provide in connection with statutory requirements, regulatory filings, and similar engagements for the fiscal year, such as comfort letters, attest services, consents, and assistance with review of documents filed with the SEC.

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

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		IPO Underwriting Agreement dated April 21, 2022	8-K	04-27-2022	1.1
1.2		Form of Placement Agent Agreement	S-1/A	03-23-2024	1.1
3.1		Amended and Restated Certificate of Incorporation of the Company	8-K	04-27-2022	3.1
3.2		Certificate of Amendment dated January 3, 2024 to the Amended and Restated Certificate of Incorporation	8-K	01-04-2024	3.1
3.3		Bylaws of the Company	8-K	04-27-2022	3.2
3.4		Certificate of Designation of Series A Preferred Stock	8-K	02-17-2023	3.1
4.1		Form of Common Stock Certificate	10-Q	06-06-2022	4.1
4.2		Form of IPO Public Warrant	8-K	04-27-2022	4.1
4.3		Form of IPO Representative’s Common Stock Purchase Warrant	8-K	04-27-2022	4.2
4.4		Description of Securities	10-Q	06-06-2022	4.4
4.5		2024 Form of Common Warrant	S-1/A	02-06-2024	4.5
4.6		2024 Form of Prefunded Warrant	S-1/A	02-06-2024	4.6
4.7		2024 Warrant Agency Agreement	S-1/A	02-23-2024	4.7
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	03-23-2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	03-23-2022	10.2
10.3	#	Employment Agreement of John Lorbiecki	S-1/A	03-23-2022	10.3
10.4	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	01-06-2022	10.4
10.5		Senior Secured Bridge Note	S-1/A	03-04-2022	10.5
10.6		License Agreement with UCSF the Regents of the University of California	S-1	01-06-2022	10.6
10.7		Amendment to UC License Agreement	S-1/A	03-04-2022	10.7
10.8	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	03-23-2022	10.8
10.9		Amended and Restated Investor Rights Agreement dated July 27, 2017	S-1/A	03-23-2022	10.9

10.10		First Amendment to Amended and Restated Investor Rights Agreement dated February 20, 2020	S-1/A	03-23-2022	10.10
10.11		NuVasive SAFE (Simple Agreement for Future Equity) dated February 28, 2020	S-1/A	03-23-2022	10.11
10.12	**	Right of First Offer Agreement	S-1/A	03-23-2022	10.12
10.13		First Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.13
10.14		Second Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.14
10.15		Convertible Note and Warrant Purchase Agreement	S-1/A	03-23-2022	10.16
10.16		Warrant Agent Agreement dated April 21, 2022	8-K	04-27-2022	10.1
10.17		Siemens Strategic Collaboration Agreement	S-1	01-06-2022	10.17
10.18	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	01-06-2022	10.20
10.19	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	01-06-2022	10.21
10.20	#	Nocimed, Inc. 2015 Stock Plan	S-8	05-26-2022	99.4
10.21	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	05-26-2022	99.5
10.22		Securities Purchase Agreement dated February 16, 2023 between Aclarion, Inc. and Jeffrey Thramann	8-K	02-17-2023	10.1
10.23		Form of Securities Purchase Agreement	8-K	05-17-2023	10.1
10.24		Form of Unsecured Non-Convertible Note	8-K	05-17-2023	10.2
10.25		Form of Common Stock Warrant	8-K	05-17-2023	10.3
10.26		Form of Registration Rights Agreement	8-K	05-17-2023	10.4
10.27		Waiver Related to Unsecured Non-Convertible Notes	8-K	08-14-2023		10.1
10.28		White Lion Purchase Agreement	8-K	10-10-2023		10.1
10.29		White Lion Registration Rights Agreement	8-K	10-10-2023		10.2
10.30		2024 Form of Lock-Up Agreement	S-1/A	02-06-2024		10.31
10.31		2024 Form of Securities Purchase Agreement	S-1/A	02/23/2024		10.32
10.32		Form of Securities Purchase Agreement dated November 21, 2023	8-K	11-22-2023		10.1
10.33		Form of Unsecured Non-Convertible Note dated November 21, 2023	8-K	11-22-2023		10.2
10.34		Form of Common Stock Warrant dated November 21, 2023	8-K	11-22-2023		10.3
10.35		Form of Registration Rights Agreement dated November 21, 2023	8-K	11-22-2023		10.4
10.36		Form of Exchange Agreement	8-K	01-23-2024		10.1
23.1		Consent of CohnReznick LLP, Independent Registered Public Accounting Firm					X
23.2		Consent of Haynie & Company LLP, Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (Included on Signature Page)					X
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer					X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer					X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer					X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer					X
97.1		Aclarion Clawback Policy					X

101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

By:	/s/ Brent Ness
Brent Ness Chief Executive Officer

By:	/s/ John Lorbiecki
John Lorbiecki Chief Financial Officer

Date:  March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2024.

/s/ Jeffrey Thramann	Executive Chairman and Director
Jeffrey Thramann, M.D.

/s/ Brent Ness	President, Chief Executive Officer and Director
Brent Ness	(Principal Executive Officer)

/s/ John Lorbiecki	Chief Financial Officer
John Lorbiecki	(Principal Financial and Accounting Officer)

/s/ Stephen Deitsch	Director
Stephen Deitsch

/s/ David Neal	Director
David Neal

/s/ Amanda Williams	Director
Amanda Williams

/s/ Scott Breidbart	Director
Scott Breidbart, M.D.

/s/ William Wesemann	Director
William Wesemann

