Form 10-Q
period 2024-03-31
Aclarion, Inc.
filed 2024-05-15
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 15, 2024, there were 8,203,500 shares of the registrant's common stock, $0.00001 par value per share, outstanding.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the Form 10-K) dated March 28, 2024, as filed with the Securities and Exchange Commission on March 28, 2024, under Rule 424(b)(4). Caution should be taken not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward- looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aclarion, Inc.

Condensed Balance Sheets

	Mar 31, 2024	Dec 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,132,635	$1,021,069
Restricted cash	10,000	10,000
Accounts receivable, net	17,213	13,270
Prepaids and other current assets	378,461	245,030
Total current assets	2,538,309	1,289,369

Non-current assets:
Property and equipment, net	1,486	1,782
Intangible assets, net	1,187,467	1,168,623
Total non-current assets	1,188,953	1,170,405

Total assets	$3,727,262	$2,459,774

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$195,714	$760,535
Accrued and other liabilities	288,129	857,722
Note payable, net of discount	670,150	1,125,724
Warrant liability	34,825	289,165
Derivative liability	32,994	121,326
Liability to issue equity	–	33,297
Total current liabilities	1,221,812	3,187,769

Total liabilities	1,221,812	3,187,769

Stockholders' equity
Common stock - $0.00001 par value, 200,000,000 authorized and 7,153,500 and 825,459 shares issued and outstanding (see Note 11)	72	8
Additional paid-in capital	49,186,006	43,553,523
Accumulated deficit	(46,680,628)	(44,281,526)
Total stockholders’ equity (deficit)	2,505,450	(727,995)

Total liabilities and stockholders’ equity	$3,727,262	$2,459,774

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Revenue	$10,114	$25,470
Cost of revenue	19,476	17,453
Gross profit (loss)	(9,362)	8,017

Operating expenses:
Sales and marketing	181,056	177,284
Research and development	239,042	204,399
General and administrative	845,847	807,599
Total operating expenses	1,265,945	1,189,281

Income (loss) from operations	(1,275,307)	(1,181,264)

Other income (expense):
Interest expense	(335,824)	(1,380)
Loss on exchange of debt	(1,066,732)	–
Loss on extinguishment of debt	(111,928)	–
Changes in fair value of warrant and derivative liabilities	297,684	–
Other, net	93,005	(816)
Total other income (expense)	(1,123,795)	(2,196)

Income (loss) before income taxes	(2,399,102)	(1,183,460)
Income tax provision	–	–
Net income (loss)	$(2,399,102)	$(1,183,460)

Net income (loss) allocable to common stockholders	$(2,399,102)	$(1,183,460)
Net income (loss) per share allocable to common stockholders	$(0.44)	$(2.39)
Weighted average shares of common stock outstanding, basic and diluted	5,442,625	496,159

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

For the Three Months Ended March 31, 2023
	Series A		Series A-1, A-2, A-3, A-4		Series B, B-1		Series B-2, B-3
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value*

Balance, December 31, 2022	–	$–	–	$–	–	$–	–	$–
Share-based compensation	–	–	–	–	–	–	–	–
Proceeds from sale of Series A preferred stock	1	1,000	–	–	–	–	–	–
Redemption of Series A Preferred stock	(1)	(1,000)	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, March 31, 2023	–	$–	–	$–	–	$–	–	$–

For the Three Months Ended March 31, 2024
Balance, December 31, 2023	–	$–	–	$–	–	$–	–	$–
Share-based compensation	–	–	–	–	–	–	–	–
Issuance of common stock and warrants related to public offering, net issuance costs	–	–	–	–	–	–	–	–
Issuance of common shares - equity line	–	–	–	–	–	–	–	–
Public offering and equity line issuance costs	–	–	–	–	–	–	–	–
Issuance of common shares - debt for equity exchange	–	–	–	–	–	–	–	–
Issuance of commitment shares - note financing	–	–	–	–	–	–	–	–
Issuance of common shares related to restricted stock units	–	–	–	–	–	–	–	–
Cashless exercise of pre-funded warrants	–	–	–	–	–	–	–	–
Round up convention related to reverse stock split	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, March 31, 2024	–	$–	–	$–	–	$–	–	$–

(continued)

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

(continued)

For the Three Months Ended March 31, 2023
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance, December 31, 2022	491,345	$5	$41,596,106	$(39,370,153)	$2,225,958
Share-based compensation	–	–	82,531	–	82,531
Proceeds from sale of Series A preferred stock	–	–	–	–	1,000
Redemption of Series A Preferred stock	–	–	–	–	(1,000)
Net income (loss)	–	–	–	(1,183,460)	(1,183,460)
Balance, March 31, 2023	491,345	$5	$41,678,637	$(40,553,613)	$1,125,029

For the Three Months Ended March 31, 2024
Balance, December 31, 2023	825,459	$8	$43,553,523	$(44,281,526)	$(727,995)
Share-based compensation	–	–	85,827	–	85,827
Issuance of common stock and warrants related to public offering, net issuance costs	5,175,000	52	2,691,339	–	2,691,391
Issuance of common shares - equity line	452,343	5	1,449,527	–	1,449,532
Public offering and equity line issuance costs	–	–	(399,106)	–	(399,106)
Issuance of common shares - debt for equity exchange	644,142	6	1,771,600	–	1,771,606
Issuance of commitment shares - note financing	9,312	–	33,297	–	33,297
Issuance of common shares related to restricted stock units	4,261	–	–	–	–
Cashless exercise of pre-funded warrants	2,915	–	–	–	–
Round up convention related to reverse stock split	40,068	–	–	–	–
Net income (loss)	–	–	–	(2,399,102)	(2,399,102)
Balance, March 31, 2024	7,153,500	$72	$49,186,006	$(46,680,628)	$2,505,450

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(2,399,102)	$(1,183,460)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	45,109	39,368
Share-based compensation	85,827	82,531
Loss on exchange of debt	1,066,732	–
Loss on extinguishment of debt	111,928	–
Amortization of deferred issuance costs	335,352	–
Change in fair value related to warrants and derivative	(297,684)	–
Change in assets and liabilities
Accounts receivable	(2,616)	1,416
Prepaids and other current assets	(134,760)	(705)
Accounts payable	(640,163)	82,540
Accrued and other liabilities	(409,180)	(34,804)
Net cash (used in) operations	(2,238,557)	(1,013,113)

Investing activities
Intangible assets - Patents	(63,657)	(11,719)
Net cash (used in) investing activities	(63,657)	(11,719)

Financing activities
Issuance of common stock and warrants related to public offering, net deductions	2,691,391	–
Proceeds from equity line	1,449,532	–
Repayment of promissory notes	(300,974)	–
Equity line cash issuance costs	(259,331)	–
Public offering cash issuance costs	(143,463)	–
Bridge fund cash issuance costs	(23,375)	–
Proceeds from sale of Series A preferred stock	–	1,000
Redemption of Series A Preferred stock	–	(1,000)
Net cash provided by financing activities	3,413,780	–

Net increase (decrease) in cash and cash equivalents	1,111,566	(1,024,831)
Cash, cash equivalents and restricted cash, beginning of period	1,031,069	1,482,806
Cash, cash equivalents and restricted cash, end of period	$2,142,635	$457,975

Non-cash activities
Issuance of common shares in exchange for debt	1,771,606	–
Public offering accrued issuance costs	112,631	–
Equity line accrued issuance costs	3,413	–
Issuance of bridge fund commitment shares	33,297	–

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statements. The interim condensed financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023, which include a complete set of footnote disclosures, including our significant accounting policies. The December 31, 2023, condensed balance sheet was derived from the December 31, 2023, audited financial statements. They should be read in conjunction with the financial statements and notes thereto included in our Annual report on Form 10-K, filed with the SEC on March 28, 2024. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

As a result of the 2024 Stock Split, unless described otherwise, all references to common stock, share data, per share data and related information contained in these financial statements have been retrospectively adjusted to reflect the effect of the stock splits for all periods presented. In addition, any fractional shares that would otherwise be issued as a result of the stock splits were rounded up to the nearest whole share. Further, the number of shares issuable and exercise prices of stock options and warrants have been retrospectively adjusted in these financial statements for all periods presented to reflect the 2024 Stock Split.

The following tables present selected share information reflecting on a retroactive basis the reverse stock splits as of and for the year ended December 31, 2023:

December 31,
2023
Common shares issued and outstanding - pre-2024 split, 13,206,229 shares	$132
Common shares issued and outstanding - post-2024 split, 825,459 shares	$8
Additional paid-in capital - pre-2024 split	$43,553,399
Additional paid-in capital - post-2024 split	$43,553,523

Year ended December 31,
2023
Weighted average shares outstanding, basic and diluted - pre-2024 split	8,908,934
Weighted average shares outstanding, basic and diluted - post-2024 split	556,808
Basic and diluted net loss per shares attributable to common stockholders - pre-2024 split	$(0.55)
Basic and diluted net loss per shares attributable to common stockholders - post-2024 split	$(8.82)

Public Offering

On February 27, 2024, the Company completed a public offering of 5,175,000 units (“Units”) at a price of $0.58 per Unit, for gross proceeds of approximately $3.0 million, before deducting offering expenses. Each Unit was comprised of (i) one share of common stock or, in lieu of common stock, one prefunded warrant to purchase a share of common stock, and (ii) two common warrants, each common warrant to purchase a share of common stock. The prefunded warrants are immediately exercisable at a price of $0.00001 per share of common stock and only expire when such prefunded warrants are fully exercised. The common warrants are immediately exercisable at a price of $0.58 per share of common stock and will expire five years from the date of issuance.

The Company incurred $566,199 of issuance costs; $310,105 deducted from proceeds and $256,094 paid or accrued.

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

The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to depreciation, amortization, and valuation of warrants, warrant and derivative liabilities, and options to purchase shares of the Company's common stock. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2024 and December 31, 2023. The Company maintains cash deposits at several financial institutions, which are insured by the FDIC up to $250,000. The Company’s cash balance may at times exceed these limits. On March 31, 2024, and December 31, 2023, the Company had $1,767,372 and $761,800, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of March 31, 2024, $10,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank.

Accounts Receivable, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The allowance for doubtful accounts was $0 on March 31, 2024, and December 31, 2023.

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

Liquidity, Capital Resources and Going Concern

The Company believes that the net proceeds from the February 2024 initial public offering, and subsequent funding described in Note 14, will be sufficient to fund current operating plans into the third quarter of 2024, approaching our final maturity repayment of our unsecured non-convertible note, which is due in September 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development. Management plans to secure such additional funding.

As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Refer to Note 14: Subsequent Events, for information regarding recent funding developments.

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

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other fees and costs that are directly attributable to in-process equity financings as deferred offering costs until such financings are completed. Upon the completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering. Upon the completion of the public offering in February 2024, approximately $566,200 of offering costs related to the public offering were reclassified to additional paid-in capital ($310,105 deducted from proceeds, and $256,094 paid or accrued). Upon the completion of the issuance of shares pursuant to the equity line in the first quarter of 2024, $133,000 of offering costs were reclassified to additional paid-in capital.

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

NOTE 3: FAIR VALUE MEASUREMENTS

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants, certain embedded redemption features associated with the senior note to Aclarion, Inc. on a recurring basis to determine the fair value of the liability.

	Fair value measured as of March 31, 2024
	Fair value on March 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$34,825	$–	$–	$34,825
Derivative Liability	32,994	–	–	32,994
Total Fair value	$67,819	$–	$–	$67,819

There were no transfers between Level 1, 2, and 3 during the three months ended March 31, 2024.

The following table presents changes in Level 3 liabilities measures at fair value for the three months ended March 31, 2024. Both observable and unobservable inputs were used to determine the fair value positions that the Company has classified within the Level 3 category.

	Warrant Liability	Derivative Liability	Total
Balance – December 31, 2023	$289,165	$121,326	$410,491
Exchange and Payoff of Notes Payable	–	(44,988)	(44,988)
Change in fair value	(254,340)	(43,344)	(297,684)
Balance – March 31, 2024	$34,825	$32,994	$67,819

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

The fair value of the warrants to purchase shares of common stock was estimated using a Monte Carlo simulation using the following assumptions.

	As of Dec 31, 2023	As of March 31, 2024
	Warrant Liability	Warrant Liability
Strike Price	$4.32	$0.58
Contractual term (years)	5.0	5.0
Volatility (annual)	80.0%	80.0%
Risk-free rate	3.89%	4.29%
Floor Financing price	$0.14	$0.14

NOTE  4. RECENT ACCOUNTING PRONOUNCEMENTS

To date, there have been no recent accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

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

NOTE 6. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Prepaids and other current assets:

	March 31, 2024	December 31, 2023
Short term deposits	$50,000	$50,000
Deferred offering costs	–	100,588
Prepaid insurance D&O	17,571	34,769
Prepaid insurance, other	10,021	17,884
Prepaid other	300,713	41,635
Other receivables	156	154
	$378,461	$245,030

Accounts payable

	March 31, 2024	December 31, 2023
Accounts payable	$189,029	$758,821
Credit cards payable	6,685	1,714
	$195,714	$760,535

Accrued and other liabilities:

	March 31, 2024	December 31, 2023
Accounts payroll	$–	$162,887
Accrued bonus	127,875	262,580
Accrued audit and legal expenses	41,595	89,082
Accrued interest	40,679	98,685
Accrued board compensation	46,250	92,500
Other accrued liabilities	31,730	151,988
	$288,129	$857,722

NOTE 7. LEASES

The Company had no office lease for the quarter ended March 31, 2024, and the year ended December 31, 2023.

NOTE 8. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	March 31, 2024	December 31, 2023

Patents and licenses	$2,330,907	$2,267,251
Other	5,017	5,017
	2,335,925	2,272,268
Less: accumulated amortization	(1,148,458)	(1,103,645)
Intangible assets, net	$1,187,467	$1,168,623

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement and charged to research and development.

Amortization expense related to purchased intangible assets was $44,812 and $38,865 for the three months ended March 31, 2024, and 2023, respectively.

Patents and trademarks are reviewed at least annually for impairment. No impairment was recorded through March 31, 2024, and December 31, 2023, respectively.

Future amortization of intangible assets is as follows:

2024	$133,786
2025	178,381
2026	178,381
2027	178,381
2028 and beyond	518,538
Total	$1,187,467

NOTE  9. SHORT TERM NOTES AND CONVERTIBLE DEBT

Convertible Notes:

As of December 31, 2023, there were no Convertible Notes payable and outstanding. There was no convertible note activity in the three months ended March 31, 2024.

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

The resulting debt discounts from the derivative liabilities, warrant liabilities and deferred financing costs were presented as a direct deduction from the carrying amount of that debt liability and amortized to interest expense using the effective interest rate method. For the three months ended March, 2024, the Company recognized $335,352 in amortization of debt discounts and deferred financing costs which is recorded in interest expense.

Between January 22 and January 29, 2024, the Company entered into a series of exchange agreements (the “Exchange Agreements”) with the accredited investors to exchange principal and accrued interest on these notes for shares of common stock. Pursuant to the Exchange Agreements, the Company issued an aggregate of 644,142 post-split shares of common stock in exchange for $1,519,779 principal and accrued interest on the notes. Following these exchanges, the remaining outstanding balance of principal and interest on the notes was $1,145,037. This transaction accelerated the recognition of the related note discounts and resulted in a $1,066,732 charge.

On March 6, 2024, the Company paid $300,974 of principal and accrued interest on certain unsecured non-convertible notes. Following this payment, the remaining outstanding balance of principal and interest on the notes was $898,380. This transaction accelerated the recognition of the related note discounts and resulted in a $111,928 charge.

The following table reconciles the aggregate amount for the Senior Notes Payable, Series B Notes Payable, and Series C Notes Payable as well as the unamortized deferred financing costs and debt discounts relating to the derivative liabilities and warrant liabilities.

	March 31, 2024	December 31, 2023
Note Payable	$862,500	$2,594,118
Less: Unamortized Discounts and Deferred Financing Costs
Warrants	–	(557,582)
Derivative	(77,583)	(235,628)
Deferred financing costs	(114,767)	(675,184)
	(192,350)	(1,468,394)
	$670,150	$1,125,724

NOTE 10. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company so elects. The U.S. licensed patents that are currently issued expire between 2026 and 2029, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $12,500 for the three months ended March 31, 2024, and 2023, respectively, as Cost of Revenue.

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

NOTE 11. STOCKHOLDERS’ EQUITY

The Company filed an Amended and Restated Certificate of Incorporation on April 21, 2022, as part of the Company’s initial public offering. The Company is authorized to issue two classes of stock to be designated, respectively, “common stock” and “preferred stock.” The total number of shares which the Company is authorized to issue is two hundred twenty million (220,000,000) shares. Two hundred million (200,000,000) shares are authorized to be common stock, having a par value per share of $0.00001. Twenty million (20,000,000) shares are authorized to be preferred stock, having a par value per share of $0.00001. As of March 31, 2024, the Company had 7,153,500 common shares outstanding.

Stockholders’ Vote – Reverse stock split

The Company held a special meeting of stockholders on March 24, 2023. At the special meeting, our stockholders approved one proposal, which was to grant discretionary authority to our board of directors to (i) amend our certificate of incorporation to combine outstanding shares of our common stock into a lesser number of outstanding shares, or a “reverse stock split,” at a specific ratio within a range of one-for-five (1-for-5) to a maximum of a one-for-fifty (1-for-50) split, with the exact ratio to be determined by our board of directors in its sole discretion; and (ii) effect the reverse stock split, if at all, within one year of the date the proposal was approved by stockholders.

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

Warrants

The following table summarizes the Company’s outstanding warrants as of March 31, 2024. The warrants and related strike prices have been adjusted to reflect the 2024 Stock Split.

Issue Date	Strike price	Number outstanding	Expiration
April 21, 2022 (1)	$69.60	155,610	April 21, 2027
April 21, 2022	$87.04	10,825	April 21, 2027
April 21, 2022	$69.60	26,673	April 21, 2027
May 16, 2023 (2)	$0.29	77,010	May 16, 2028
November 21, 2023 (2)	$0.29	46,556	November 21, 2028
November 21, 2023	$0.00001	1,576	November 21, 2028
February 27, 2024	$0.58	10,350,000	February 27, 2029

(1)	These warrants were issued as part of the Company’s initial public offering completed April, 2022, and trade on Nasdaq under the ticker symbol “ACONW.”
(2)	The per share exercise price of these warrants is subject to a “ratchet” adjustment if the Company issues securities at an effective per share price lower than the then effective warrant exercise price. The strike price of $0.29 is current through the equity line activity closed April 26, 2024 (see Note 14: Subsequent Events).

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(2,399,102)	$(1,183,460)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	5,426,557	491,345
Weighted average shares issuable for vested restricted stock units	16,069	4,814
	5,442,625	496,159

The following outstanding potentially dilutive securities were excluded from the weighted average calculation of dilutive loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	March 31, 2024	March 31, 2023

Warrants	10,666,674	193,107
Restricted stock units	9,698	40,576
Stock options	169,458	171,176
	10,845,830	404,859

NOTE 13. STOCK BASED COMPENSATION

2022 Aclarion Equity Incentive Plan

On April 21, 2022, in connection with the IPO, the Company’s 2022 Aclarion Equity Incentive Plan, or “2022 Plan”, went into effect. Our board of directors has appointed the compensation committee of our board of directors as the committee under the 2022 Plan with the authority to administer the 2022 Plan. The aggregate number of our shares of common stock that may be issued or used for reference purposes under the 2022 Plan is 2,000,000 shares (125,000 post 2024 Stock Split), with an automatic increase on January 1st of each year, for a period of not more than ten years, commencing on January 1st of the year following the year in which the initial public offering date (April 2022) occurs and ending on (and including) January 1, 2032, in an amount equal to 5% of the total number of shares of Capital Stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in shares for such year or that the increase in shares for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the preceding sentence.

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

No options were granted in the three months ended March 31, 2024.

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

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A summary of option activity under the Company’s incentive plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Balance at December 31, 2023	169,456	$31.15	7.5
Options granted	–	–	–
Options exercised	–	–	–
Options forfeited/expired	–	–	–
Balance at March 31, 2024	169,456	$31.15	7.2

Exercisable at December 31, 2023	147,977	$30.57	7.4
Exercisable at March 31, 2024	151,474	$30.69	7.1

The aggregate intrinsic value of options outstanding at March 31, 2024 is $0. The aggregate intrinsic value of vested and exercisable options at March 31, 2024 is $0.

As of March 31, 2024, there was approximately $270,154 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the next 18 months.

Restricted Stock Units

In the three months ended March 31, 2024, the Company granted RSUs under the 2022 Plan that have a combination of time-based and performance-based vesting, contingent upon continued service with the Company. The Company granted certain consultants an aggregate of RSU’s for 26,506 common shares (after giving effect to the 2024 Stock Split).

Post-split RSU activity under the 2022 Plan was as follows for the three months ended March 31, 2024:

	RSU’s Outstanding	Weighted-Average Grant-Date Fair value per Unit
Nonvested as of December 31, 2023	15,749	$10.72
Granted	–	–
Vested	(2,554)	11.01
Forfeited	(3,497)	10.72
Nonvested as of March 31, 2024	9,698	$10.64

The grant date fair value for a RSU is the market price of the common stock on the date of grant. The total share-based compensation expense related to RSUs recognized during the three months ended March 31, 2024, was $28,128.

As of March 31, 2024, there was approximately $15,340 total unrecognized compensation cost related to non-vested RSUs which is expected to be recognized over the next twelve months.

As of March 31, 2024, the Company is obligated to issue 114,719 shares of common stock associated with vested Restricted Stock Units.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three months ended March 31,
	2024	2023

Sales and marketing	$28,128	$28,308
Research and development	2,055	3,560
General and administrative	55,644	50,663
	$85,827	$82,531

NOTE 14. SUBSEQUENT EVENTS

Nasdaq notice regarding compliance with the $1.00 Minimum Bid Price requirement

On April 8, 2024, Aclarion, Inc. (the “Company”) received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”).

The Notice does not result in the immediate delisting of the Company’s common stock from The Nasdaq Capital Market.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price of the Company’s common stock for the 30 consecutive business days for the period ending April 5, 2024, the Company no longer meets this requirement.

The Notice indicated that the Company will be provided 180 calendar days (or until October 7, 2024) in which to regain compliance. If at any time during this 180 calendar day period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq staff (the “Staff”) will provide the Company with a written confirmation of compliance and the matter will be closed.

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

The Company intends to monitor the closing bid price of its common stock and is considering its options to regain compliance with the Bid Price Requirement. The Company’s receipt of the Notice does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

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

Pursuant to the Equity Line Purchase Agreement, the Company issued to White Lion 1,050,000 newly issued common shares for proceeds of $304,500 on April 26, 2024. Through April 26, 2024, the Company has issued 1,800,000 shares to White Lion for total proceeds of $3,216,981.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2023, which was as filed with the SEC on March 28, 2024, to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

Corporate Information

We currently operate as a Delaware corporation, under the name Aclarion, Inc.

Results of operations

For the Three Months Ended March 31, 2024, and 2023:

The following table summarizes our results of operations for the three months ended March 31, 2024, and 2023.

	Three Months Ended March 31,
	2024	2023	$ Change
Revenue
Revenue	$10,114	$25,470	$(15,346)
Cost of revenue	19,476	17,453	2,023
Gross profit (loss)	(9,362)	8,017	(17,379)

Operating expenses:
Sales and marketing	181,056	177,284	3,772
Research and development	239,042	204,399	34,643
General and administrative	845,847	807,599	38,248
Total operating expenses	1,265,945	1,189,281	76,663

(Loss) from operations	(1,275,307)	(1,181,264)	(94,043)

Other income (expense):
Loss on exchange of debt	(1,066,732)	–	(1,066,732)
Loss on extinguishment of debt	(111,928)	–	(111,928)
Interest expense	(335,824)	(1,380)	(334,445)
Changes in fair value of warrant and derivative liabilities	297,684	–	297,684
Other, net	93,005	(816)	93,822
Total other (expense)	(1,123,795)	(2,196)	(1,121,598)

(Loss) before income taxes	(2,399,102)	(1,183,460)	(1,215,642)
Income tax provision
Net income (loss)	$(2,399,102)	$(1,183,460)	$(1,215,642)

Net (loss) allocable to common stockholders	$(2,399,102)	$(1,183,460)	$(1,215,642)
Net (loss) per share allocable to common stockholders	$(0.44)	$(2.39)	$1.95
Weighted average shares of common stock outstanding, basic and diluted	5,442,625	496,159	4,946,466

Total revenues. Total revenues for the quarter ended March 31, 2024 were $10,114, which was a decrease of $15,356, or 60%, from $25,470 for the quarter ended March 31, 2023. The decrease in revenues was driven primarily by the conclusion of certain clinical activity at customer sites utilizing NOCISCAN ® reports.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (Radnet), and credit card fees. Total cost of revenue was $19,476 for the quarter ended March 31, 2024, compared to $17,453 for the quarter ended March 31, 2023, an increase of 12%. This increase was primarily due to an increase in hosting and software costs.

Sales and Marketing. Sales and marketing expenses were $181,056 for the quarter ended March 31, 2024, compared to $177,284 for the quarter ended March 31, 2023, a small increase of $3,772, or 2%. Marketing expenses include post-market clinical and reimbursement consulting, salaries, website support, press releases, conferences, travel, and shared-based compensation for Key Opinion Leaders.

Research and Development. Research and development expenses were $239,042 for the quarter ended March 31, 2024, compared to $204,399 for the quarter ended March 31, 2023, an increase of $34,643, or 17%. Required regulatory and quality system work was the primary driver of the increased expense.

General and Administrative. General and administrative expenses were $845,847 for the quarter ended March 31, 2024, an increase of $38,249 or 5%, from $807,599 for the quarter ended March 31, 2023. The increase was primarily due to audit and legal fees, offset in part by lower salary expense and D&O insurance premiums.

Other Income (Expense).

Interest expense was $335,824 for the quarter ended March 31, 2024, an increase of $334,445 from the $1,380 incurred during the quarter ended March 31, 2023. This increase in interest expense was due to the increase in debt taken on by the Company in 2023. In May, September and November 2023 the Company issued $2,594,118 aggregate principal amount of unsecured non-convertible notes to certain accredited investors. (see Note 9 to the condensed financial statements).

The Company incurred losses for the quarter ended March 31, 2024, on two transactions to reduce debt. The first transaction took place between January 22 and January 29, 2024, whereby the Company entered into a series of exchange agreements with investors to issue an aggregate of 644,142 post-split shares of common stock in exchange for $1,519,779 principal and accrued interest on the notes. This transaction accelerated the recognition of the related note discounts and resulted in a $1,066,732 charge. The second transaction was on March 6, 2024, whereby the Company paid $300,974 of principal and accrued interest on the notes. This transaction accelerated the recognition of the related note discounts and resulted in a $111,928 charge.

The Company’s warrant and derivative liabilities are recorded at fair value as of each reporting date (see Note 3 to the condensed financial statements). For the quarter ended March 31, 2024, the Company recorded a favorable adjustment in fair value of $297,684.

Other net income of $93,005 for the quarter ended March 31, 2024, included a favorable discount to accounts payable of $117,985, offset in part by a $25,000 penalty paid to investors related to a failure to timely register certain commitment shares.

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

Until our April 2022 initial public offering, we were a private company with no active public market for our common equity. Therefore, we had periodically determined the overall value of our company and the estimated per share fair value of our common equity at their various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of CPA’s Practice Aid. Since a public trading market for our common stock has been established in connection with the completion of our initial public offering, it will no longer be necessary for us to estimate the fair value of our common stock in connection with our accounting for equity awards we may grant, as the fair value of our common stock will be its public market trading price.

For financial reporting purposes, we performed common stock valuations as a private company with the assistance of a third-party specialist. Subsequent to the initial public offering, the fair value of the Company’s common stock underlying its equity awards is based on the quoted market price of the Company’s common stock on the grant date.

Going Concern

The Company believes that the net proceeds from the February 2024 initial public offering, and subsequent funding described in Note 14, will be sufficient to fund current operating plans into the third quarter of 2024, approaching our final maturity repayment of our unsecured non-convertible note, which is due in September 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development. Management plans to secure such additional funding.

As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Refer to Note 14: Subsequent Events, for information regarding recent funding developments.

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements of preferred shares and debt financing, PPP loans that were forgiven, an equity line, an initial public offering on April 21, 2022, and a secondary public offering on February 27, 2024.

During the three months ended March 31, 2024, the Company completed a public offering of 5,175,000 units (“Units”) at a price of $0.58 per Unit, for gross proceeds of approximately $3.0 million, before deducting offering expenses. Additionally, the Company raised approximately $1.4M of net proceeds from an equity line.

As of March 31, 2024, we had cash, including $10,000 of restricted cash, of $2,142,635. The Company believes that this cash and subsequent funding described in Note 14, will be sufficient to fund current operating plans into the third quarter of 2024, approaching the maturity repayment of our unsecured non-convertible note, which is due in September 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development. Management plans to secure such additional funding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months Ended March 31,
	2024	2023

Cash used in operating activities	$(2,238,557)	$(1,013,113)
Cash used in investing activities	(63,657)	(11,719)
Cash provided by financing activities	3,413,780	–
Net increase (decrease) in cash	$2,142,635	$(1,024,831)

Operating activities

During the three months ended March 31, 2024, operating activities used $2,238,557 of cash. The Company significantly reduced accounts payable, primarily legal expenses that had accrued over time, and significantly reduced accrued expenses including payroll, bonuses, board compensation, and audit fees. During the three months ended March 31, 2023, operating activities used $1,013,113 of cash. This use of cash consisted primarily of employee compensation and benefit expense, general liability insurance, contractor compensation, and audit and legal fees.

Investing activities

During the three months ended March 31, 2024, and 2023, investing activities used $63,657 and $11,719 of cash, respectively. These investing activities consisted almost entirely of patent and license maintenance.

Financing activities

During the three months ended March 31, 2024, the Company completed a public offering of 5,175,000 units (“Units”) at a price of $0.58 per Unit, for gross proceeds of approximately $3.0 million, before deducting offering expenses. Each Unit was comprised of (i) one share of common stock or, in lieu of common stock, one prefunded warrant to purchase a share of common stock, and (ii) two common warrants, each common warrant to purchase a share of common stock. The prefunded warrants are immediately exercisable at a price of $0.00001 per share of common stock and only expire when such prefunded warrants are fully exercised. The common warrants are immediately exercisable at a price of $0.58 per share of common stock and will expire five years from the date of issuance.

During the three months ended March 31, 2024, the Company paid $300,973 of principal and accrued interest on certain unsecured non-convertible notes. Following this payment, the remaining outstanding balance of principal and interest on the notes was $898,380.

During the three months ended March 31, 2024, the Company entered into a series of exchange agreements (the “Exchange Agreements”) with the accredited investors to exchange principal and accrued interest on these notes for shares of common stock. Pursuant to the Exchange Agreements, the Company issued an aggregate of 644,142 post-split shares of common stock in exchange for $1,519,779 principal and accrued interest on the notes. Following these exchanges, the remaining outstanding balance of principal and interest on the notes was $1,145,037.

During the three months ended March 31, 2023, the Company sold one (1) share of the Company’s newly designated Series A preferred stock to Jeffrey Thramann, the Company’s Executive Chairman, for a purchase price of $1,000. The share of Series A preferred stock had proportional voting rights that were limited to the proposal to approve a reverse stock split of the Company’s common stock. Following the March 24, 2023, special meeting, the Company redeemed the one outstanding share of Series A preferred stock on March 28, 2023, in accordance with its terms. The redemption price was $1,000. No Series A preferred stock remains outstanding.

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

Contractual obligations and commitments

The Company does not have any contractual obligations not otherwise on our balance sheet as of March 31, 2024.

Off-balance sheet arrangements

We did not have, during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

We have reviewed all recently issued standards and have determined that, as disclosed in Note 4 to our condensed financial statements appearing in this quarterly report, there have been no recent accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

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

During the three months ended March 31, 2024, the Company worked with an outside firm to establish best practices to improve our required disclosure about our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to material weaknesses related to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. Management determined that these control deficiencies constitute material weaknesses, which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

The Company did engage an outside firm in the third quarter of 2023 to provide accounting support and increased segregation of duties. During the three months ended March 31, 2024, the Company continued to work with the outside firm to establish best practices over time that enhance internal control over financial reporting.

Other than the applicable remediation efforts described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024. There have been no material changes to our risk factors from those included in such Annual Report except as noted below. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		IPO Underwriting Agreement dated April 21, 2022	8-K	04-27-2022	1.1
1.2		Form of 2024 Placement Agent Agreement	S-1/A	03-23-2024	1.1
3.1		Amended and Restated Certificate of Incorporation of the Company	8-K	04-27-2022	3.1
3.2		Certificate of Amendment dated January 3, 2024 to the Amended and Restated Certificate of Incorporation	8-K	01-04-2024	3.1
3.3		Bylaws of the Company	8-K	04-27-2022	3.2
3.4		Certificate of Designation of Series A Preferred Stock	8-K	02-17-2023	3.1
4.1		Form of Common Stock Certificate	10-Q	06-06-2022	4.1
4.2		Form of IPO Public Warrant	8-K	04-27-2022	4.1
4.3		Form of IPO Representative’s Common Stock Purchase Warrant	8-K	04-27-2022	4.2
4.4		Description of Securities	10-Q	06-06-2022	4.4
4.5		2024 Form of Common Warrant	S-1/A	02-06-2024	4.5
4.6		2024 Form of Prefunded Warrant	S-1/A	02-06-2024	4.6
4.7		2024 Form of Warrant Agency Agreement	S-1/A	02-23-2024	4.7
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	03-23-2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	03-23-2022	10.2
10.3	#	Employment Agreement of John Lorbiecki	S-1/A	03-23-2022	10.3
10.4	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	01-06-2022	10.4
10.5		Senior Secured Bridge Note	S-1/A	03-04-2022	10.5
10.6		License Agreement with UCSF the Regents of the University of California	S-1	01-06-2022	10.6
10.7		Amendment to UC License Agreement	S-1/A	03-04-2022	10.7
10.8	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	03-23-2022	10.8
10.9		Amended and Restated Investor Rights Agreement dated July 27, 2017	S-1/A	03-23-2022	10.9
10.10		First Amendment to Amended and Restated Investor Rights Agreement dated February 20, 2020	S-1/A	03-23-2022	10.10
10.11		NuVasive SAFE (Simple Agreement for Future Equity) dated February 28, 2020	S-1/A	03-23-2022	10.11
10.12	**	Right of First Offer Agreement	S-1/A	03-23-2022	10.12
10.13		First Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.13
10.14		Second Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.14
10.15		Convertible Note and Warrant Purchase Agreement	S-1/A	03-23-2022	10.16
10.16		Warrant Agent Agreement dated April 21, 2022	8-K	04-27-2022	10.1
10.17		Siemens Strategic Collaboration Agreement	S-1	01-06-2022	10.17
10.18	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	01-06-2022	10.20
10.19	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	01-06-2022	10.21
10.20	#	Nocimed, Inc. 2015 Stock Plan	S-8	05-26-2022	99.4
10.21	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	05-26-2022	99.5
10.22		Securities Purchase Agreement dated February 16, 2023 between Aclarion, Inc. and Jeffrey Thramann	8-K	02-17-2023	10.1
10.23		Form of Securities Purchase Agreement	8-K	05-17-2023	10.1
10.24		Form of Unsecured Non-Convertible Note	8-K	05-17-2023	10.2
10.25		Form of Common Stock Warrant	8-K	05-17-2023	10.3

10.26	Form of Registration Rights Agreement	8-K	05-17-2023	10.4
10.27	Waiver Related to Unsecured Non-Convertible Notes	8-K	08-14-2023	10.1
10.28	White Lion Purchase Agreement	8-K	10-10-2023	10.1
10.29	White Lion Registration Rights Agreement	8-K	10-10-2023	10.2
10.30	2024 Form of Lock-Up Agreement	S-1/A	02-06-2024	10.31
10.31	2024 Form of Securities Purchase Agreement	S-1/A	02/23/2024	10.32
10.32	Form of Securities Purchase Agreement dated November 21, 2023	8-K	11-22-2023	10.1
10.33	Form of Unsecured Non-Convertible Note dated November 21, 2023	8-K	11-22-2023	10.2
10.34	Form of Common Stock Warrant dated November 21, 2023	8-K	11-22-2023	10.3
10.35	Form of Registration Rights Agreement dated November 21, 2023	8-K	11-22-2023	10.4
10.36	Form of Exchange Agreement	8-K	01-23-2024	10.1
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1	Aclarion Clawback Policy	10-K	03-28-2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

	By:	/s/ John Lorbiecki
John Lorbiecki
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 15, 2024

