Form 10-Q
period 2024-06-30
Aclarion, Inc.
filed 2024-08-14
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 14, 2024, there were 8,610,671 shares of the registrant's common stock, $0.00001 par value per share, outstanding.

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aclarion, Inc.

Condensed Balance Sheets

	Jun 30, 2024	Dec 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,172,687	$1,021,069
Restricted cash	10,000	10,000
Accounts receivable, net	19,713	13,270
Prepaids and other current assets	649,357	245,030
Total current assets	1,851,757	1,289,369

Non-current assets:
Property and equipment, net	1,189	1,782
Intangible assets, net	1,235,875	1,168,623
Total non-current assets	1,237,064	1,170,405

Total assets	$3,088,821	$2,459,774

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$179,123	$760,535
Accrued and other liabilities	447,972	857,722
Note payable, net of discount	777,087	1,125,724
Warrant liability	23,861	289,165
Derivative liability	18,601	121,326
Liability to issue equity	–	33,297
Total current liabilities	1,446,644	3,187,769

Total liabilities	1,446,644	3,187,769

Stockholders' equity (deficit)
Common stock - $0.00001 par value, 200,000,000 authorized and 8,210,671 and 825,459 shares issued and outstanding (see Note 11)	82	8
Additional paid-in capital	49,560,800	43,553,523
Accumulated deficit	(47,918,705)	(44,281,526)
Total stockholders’ equity (deficit)	1,642,177	(727,995)

Total liabilities and stockholders’ equity (deficit)	$3,088,821	$2,459,774

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue
Revenue	$10,971	$17,072	$21,085	$42,542
Cost of revenue	23,294	19,301	42,770	36,754
Gross profit (loss)	(12,323)	(2,229)	(21,685)	5,788

Operating expenses:
Sales and marketing	225,037	207,790	406,094	385,074
Research and development	202,102	250,006	441,143	454,405
General and administrative	696,099	946,175	1,541,947	1,753,774
Total operating expenses	1,123,238	1,403,971	2,389,184	2,593,253

(Loss) from operations	(1,135,561)	(1,406,200)	(2,410,869)	(2,587,465)

Other income (expense):
Interest expense	(127,848)	(47,139)	(463,672)	(48,519)
Loss on exchange of debt	–	–	(1,066,732)	–
Loss on extinguishment of debt	–	–	(111,928)	–
Changes in fair value of warrant and derivative liabilities	25,357	(11,800)	323,041	(11,800)
Other, net	(25)	583	92,980	(234)
Total other income (expense)	(102,516)	(58,356)	(1,226,311)	(60,552)

Income (loss) before income taxes	(1,238,077)	(1,464,557)	(3,637,180)	(2,648,017)
Income tax provision	–	–	–	–
Net income (loss)	$(1,238,077)	$(1,464,557)	$(3,637,180)	$(2,648,017)

Net income (loss) allocable to common stockholders	$(1,238,077)	$(1,464,557)	$(3,637,180)	$(2,648,017)
Net income (loss) per share allocable to common shareholders	$(0.15)	$(2.83)	$(0.53)	$(5.22)
Weighted average shares of common stock outstanding, basic and diluted	8,217,024	517,979	6,829,825	507,499

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

	Series A		Series A-1, A-2, A-3, A-4		Series B, B-1		Series B-2, B-3
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Value	Shares	Value	Shares	Value	Shares	Value*
Balance, December 31, 2022	–	$–	–	$–	–	$–	–	$–
Share-based compensation	–	–	–	–	–	–	–	–
Proceeds from sale of Series A preferred stock	1	1,000	–	–	–	–	–	–
Redemption of Series A Preferred stock	(1)	(1,000)	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, March 31, 2023	–	$–	–	$–	–	$–	–	$–

Share-based compensation	–	–	–	–	–	–	–	–
Commitment shares - note financing	–	–	–	–	–	–	–	–
Issuance of warrants - note financing	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, June 30, 2023	–	$–	–	$–	–	$–	–	$–

Balance, December 31, 2023	–	$–	–	$–	–	$–	–	$–
Share-based compensation	–	–	–	–	–	–	–	–
Issuance of common shares related to restricted stock units	–	–	–	–	–	–	–	–
Issuance of common shares - equity line of credit	–	–	–	–	–	–	–	–
Issuance of commitment shares - note financing	–	–	–	–	–	–	–	–
Cashless exercise of pre-funded warrants	–	–	–	–	–	–	–	–
Issuance of common stock and warrants related to public offering, net issuance costs	–	–	–	–	–	–	–	–
Public offering and line of credit issuance costs	–	–	–	–	–	–	–	–
Issuance of common shares - debt for equity exchange	–	–	–	–	–	–	–	–
Round up conversion related to reverse stock split	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, March 31, 2024	–	$–	–	$–	–	$–	–	$–

Share-based compensation	–	–	–	–	–	–	–	–
Issuance of common shares related to restricted stock units	–	–	–	–	–	–	–	–
Issuance of common shares - equity line of credit	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–
Balance, June 30, 2024	–	$–	–	$–	–	$–	–	$–

(continued)

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

(continued)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2022	491,345	$5	$41,596,106	$(39,370,153)	$2,225,958
Share-based compensation	–	–	82,531	–	82,531
Proceeds from sale of Series A preferred stock	–	–	–	–	1,000
Redemption of Series A Preferred stock	–	–	–	–	(1,000)
Net income (loss)	–	–	–	(1,183,460)	(1,183,460)
Balance, March 31, 2023	491,345	$5	$41,678,637	$(40,553,613)	1,125,029

Share-based compensation	–	–	136,631	–	136,631
Commitment shares - note financing	21,210	–	175,619	–	175,619
Issuance of warrants - note financing	–	–	37,500	–	37,500
Net income (loss)	–	–	–	(1,464,557)	(1,464,557)
Balance, June 30, 2023	512,555	$5	$42,028,387	$(42,018,169)	10,223

Balance, December 31, 2023	825,459	$8	$43,553,524	$(44,281,526)	$(727,995)
Share-based compensation	–	–	85,827	–	85,827
Issuance of common shares related to restricted stock units	4,261	–	–	–	–
Issuance of common shares - equity line of credit	452,343	5	1,449,527	–	1,449,532
Issuance of commitment shares - note financing	9,312	–	33,297	–	33,297
Cashless exercise of pre-funded warrants	2,915	–	–	–	–
Issuance of common stock and warrants related to public offering, net issuance costs	5,175,000	52	2,691,339	–	2,691,391
Public offering and line of credit issuance costs	–	–	(399,106)	–	(399,106)
Issuance of common shares - debt for equity exchange	644,142	6	1,771,600	–	1,771,606
Round up conversion related to reverse stock split	40,068	–	–	–	–
Net income (loss)	–	–	–	(2,399,102)	(2,399,102)
Balance, March 31, 2024	7,153,500	$72	$49,186,006	$(46,680,628)	2,505,449

Share-based compensation	–	–	70,305	–	70,305
Issuance of common shares related to restricted stock units	7,171	–	–	–	–
Issuance of common shares - equity line of credit	1,050,000	10	304,490	–	304,500
Net income (loss)	–	–	–	(1,238,077)	(1,238,077)
Balance, June 30, 2024	8,210,671	$82	$49,560,800	$(47,918,705)	1,642,177

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(3,637,180)	$(2,648,017)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	90,864	79,809
Share-based compensation	156,131	219,162
Loss on exchange of debt	1,066,732	–
Loss on extinguishment of debt	111,928	–
Amortization of deferred issuance costs	442,289	28,520
Change in fair value related to warrants and derivative	(323,041)	11,800
Non-cash interest related to bridge funding	49,116	14,346
Change in assets and liabilities
Accounts receivable	(5,115)	1,414
Prepaids and other current assets	(405,657)	33,287
Accounts payable	(540,710)	57,914
Accrued and other liabilities	(267,325)	241,110
Note payable, net of discount	(31,129)	–
Net cash (used in) operations	(3,293,096)	(1,960,653)

Investing activities
Intangible assets - Patents	(157,523)	(72,634)
Net cash (used in) investing activities	(157,523)	(72,634)

Financing activities
Issuance of common stock and warrants related to public offering, net deductions	2,691,391	–
Proceeds from equity line	1,754,032	–
Repayment of promissory notes	(300,973)	–
Equity line cash issuance costs	(262,744)	–
Public offering cash issuance costs	(256,094)	–
Bridge fund cash issuance costs	(23,375)	(85,000)
Proceeds from bridge funding	–	1,250,000
Proceeds from sale of Series A preferred stock	–	1,000
Redemption of Series A Preferred stock	–	(1,000)
Net cash provided by financing activities	3,602,237	1,165,000

Net increase (decrease) in cash and cash equivalents	151,618	(868,287)
Cash, cash equivalents and restricted cash, beginning of period	1,031,069	1,482,806
Cash, cash equivalents and restricted cash, end of period	$1,182,687	$614,518

Non-cash activities
Issuance of common shares in exchange for debt	1,519,779	–
Issuance of bridge fund commitment shares	33,297	175,619
Fair value of warrants and derivative related to bridge funding	–	742,988
Accrued debt issuance costs related to bridge funding	–	118,575
Issuance of warrants related to bridge funding	–	37,500
Original issue discount (15%) related to bridge funding	–	187,500

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

Nasdaq Stockholder Equity Notice

On March 3, 2023, the Company received a written notice (the “Stockholder Equity Notice”) from Nasdaq indicating that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Stock Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. In its annual report on Form 10-K filed on February 27, 2023 for the period ended December 31, 2022, the Company reported stockholders’ equity of $1,787,751, and, as a result, does not currently satisfy Listing Rule 5550(b)(1).

The Stockholder Equity Notice also indicated that the Company had a period of 45 calendar days from the date of the Stockholder Equity Notice, or until April 17, 2023, to submit a plan to regain compliance with the stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1). The Company submitted such a plan to Nasdaq on April 12, 2023.

On April 20, 2023, the Company received a letter (the “Extension Notice”) from Nasdaq notifying the Company that it has been granted an additional 180-day period, or until August 30, 2023, to regain compliance with Nasdaq Listing Rule 5550(b)(1).

On August 31, 2023, the Nasdaq staff notified the Company that it had not met the terms of the Extension Notice. Accordingly, the Nasdaq staff had determined to delist the Company’s common stock from Nasdaq, unless the Company timely requests an appeal of the staff’s determination to a hearings panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

The Company requested a hearing before a hearings panel (the “Panel”) to appeal the delisting notice from the staff. The Company's hearing with the Panel occurred on October 19, 2023.

On November 7, 2023, we were notified by the Panel that the Company’s request for continued listing on Nasdaq was granted, subject to the Company demonstrating compliance with the stockholders’ equity requirement and bid price requirement on or before January 31, 2024. The Panel subsequently extended this compliance date to February 27, 2024. On February 27, 2024, the Company completed a public offering of 5,175,000 units (“Units”) at a price of $0.58 per Unit, for gross proceeds of approximately $3.0 million, before deducting offering expenses. Each Unit was comprised of (i) one share of common stock or, in lieu of common stock, one prefunded warrant to purchase a share of common stock, and (ii) two common warrants, each common warrant to purchase a share of common stock.

On May 15, 2024, the Company filed a Quarterly Report on Form 10-Q for the three months ending March 31, 2024, and reported stockholders’ equity of $2,505,450.

As of June 30, 2024, the Company had Stockholders’ Equity of $1,642,177.

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

Derivative Financial Instruments

The Company has derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are recorded in other income (expenses), on a net basis in the Consolidated Statements of Operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2024 and December 31, 2023. The Company maintains cash deposits at several financial institutions, which are insured by the FDIC up to $250,000. The Company’s cash balance may at times exceed these limits. On June 30, 2024, and December 31, 2023, the Company had $818,591 and $761,800, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of June 30, 2024, $10,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank.

Accounts Receivable, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The allowance for doubtful accounts was $0 on June 30, 2024, and December 31, 2023.

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

Liquidity, Capital Resources and Going Concern

The Company believes that the net proceeds from the February 2024 initial public offering, and subsequent funding from the April 2024 equity line agreement described in Note 11, will be sufficient to fund current operating plans into the third quarter of 2024, approaching our final maturity repayment of our unsecured non-convertible note, which is due in September 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development. Management plans to secure such additional funding.

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

	Fair value measured as of June 30, 2024
	Fair value on June 30, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$23,861	$–	$–	$23,861
Derivative Liability	18,601	–	–	18,601
Total Fair value	$42,462	$–	$–	$42,462

There were no transfers between Level 1, 2, and 3 during the six months ended June 30, 2024.

The following table presents changes in Level 3 liabilities measures at fair value for the six months ended June 30, 2024. Both observable and unobservable inputs were used to determine the fair value positions that the Company has classified within the Level 3 category.

	Warrant Liability	Derivative Liability	Total
Balance – December 31, 2023	$289,165	$121,326	$410,491
Exchange and Payoff of Notes Payable	–	(44,988)	(44,988)
Change in fair value	(265,304)	(57,737)	(323,041)
Balance – June 30, 2024	$23,861	$18,601	$42,462

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

The fair value of the warrants to purchase shares of common stock was estimated using a Monte Carlo simulation using the following assumptions.

	As of Dec 31, 2023	As of June 30, 2024
	Warrant Liability	Warrant Liability
Strike Price	$4.32	$0.29
Contractual term (years)	5.0	5.0
Volatility (annual)	80.0%	80.0%
Risk-free rate	3.89%	4.39-4.44%
Floor Financing price	$2.24	$0.14

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

NOTE 6. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Prepaids and other current assets:

	June 30, 2024	December 31, 2023
Short term deposits	$50,000	$50,000
Deferred offering costs	74,648	100,588
Prepaid insurance D&O	241,445	34,769
Prepaid insurance, other	5,010	17,884
Prepaid clinical costs	165,417	–
Prepaid exchange fees	53,720	–
Prepaid other	59,117	41,635
Other receivables	–	154
	$649,357	$245,030

Accounts payable

	June 30, 2024	December 31, 2023
Accounts payable	$177,610	$758,821
Credit cards payable	1,513	1,714
	$179,123	$760,535

Accrued and other liabilities:

	June 30, 2024	December 31, 2023
Accrued payroll	$–	$162,887
Accrued bonus	127,875	262,580
D&O financing	126,605	–
Accrued audit and legal expenses	40,226	89,082
Accrued interest	58,666	98,685
Accrued board compensation	46,250	92,500
Other accrued liabilities	48,350	151,988
	$447,972	$857,722

NOTE 7. LEASES

The Company had no office lease for the quarter ended June 30, 2024, and the year ended December 31, 2023.

NOTE 8. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	June 30, 2024	December 31, 2023

Patents and licenses	$2,424,773	$2,267,251
Other	5,017	5,017
	2,429,790	2,272,268
Less: accumulated amortization	(1,193,915)	(1,103,645)
Intangible assets, net	$1,235,875	$1,168,623

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement and charged to research and development.

Amortization expense related to purchased intangible assets was $45,458 and $39,940 for the three months ended June 30, 2024, and 2023, respectively. Amortization expense related to purchased intangible assets was $90,270 and $78,805 for the six months ended June 30, 2024, and 2023, respectively.

Patents and trademarks are reviewed at least annually for impairment. No impairment was recorded through June 30, 2024, and December 31, 2023, respectively.

Future amortization of intangible assets is as follows:

2024	$96,015
2025	192,030
2026	192,030
2027	192,030
2028 and beyond	563,770
Total	$1,235,875

NOTE  9. SHORT TERM NOTES AND CONVERTIBLE DEBT

Convertible Notes:

As of December 31, 2023, there were no Convertible Notes payable and outstanding. There was no convertible note activity in the three months ended June 30, 2024.

Senior Notes Payable

In May 2023, the Company issued $1,437,500 unsecured senior notes with a maturity date of May 16, 2024 (“the Senior Notes Payable”), for cash proceeds of $1,250,000. The Senior Notes Payable contained an original issue discount of 15.0% and accrue interest at an annual rate of 8.0%.

In September 2023, as agreed to during the issuance of the Senior Notes Payable, the Company exercised their right to an additional financing, issuing $862,500 unsecured senior notes that mature on September 1, 2024 ("the Series B Notes Payable) for cash proceeds of $750,000. The Series B Notes Payable contained an original issue discount of 15.0% and accrue interest at an annual rate of 8.0%.

In November 2023, the Company issued $294,118 unsecured senior notes with a maturity date of April 19, 2024 (“the Series C Notes Payable”), for cash proceeds of $250,000. The Senior Notes Payable contained an original issue discount of 15.0% and accrue interest at an annual rate of 8.0%.

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

The Company issued warrants to purchase 77,010 and 46,556 shares of common stock (1,232,156 and 744,890 shares before giving effect to the 2024 Stock Split) to the holders of the Senior Notes Payable and Series C Notes Payable (collectively the “Senior Notes Warrants”) with an exercise price of $10.02 and $4.58 per share ($0.6262 and $0.2856 pre-2024 split), respectively. The Company accounted for the warrants in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and were recorded as a liability. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the Senior Notes Warrants at issuance was $736,249 and was recorded as a debt discount. The Company incurred issuance costs of $72,862 relating to the Senior Notes Warrants which was recorded as a day 1 expense due to the liability classification of such warrants.

In connection with the issuance of the Senior Notes Payable and Series C Notes Payable, the Company paid a commitment fee in the form of 21,210 and 9,311 shares (339,360 and 148,978 shares before giving effect to the 2024 Stock Split) of unregistered common stock to the holders, respectively. The aggregate commitment fees had a fair value at issuance of $208,916 and are recorded as a deferred financing cost.

The resulting debt discounts from the derivative liabilities, warrant liabilities and deferred financing costs were presented as a direct deduction from the carrying amount of that debt liability and amortized to interest expense using the effective interest rate method. For the three months ended June 30, 2024, the Company recognized $106,937 in amortization of debt discounts and deferred financing costs which is recorded in interest expense.

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

	June 30, 2024	December 31, 2023
Note Payable	$862,500	$2,594,118
Less: Unamortized Discounts and Deferred Financing Costs
Warrants	–	(557,582)
Derivative	(34,475)	(235,628)
Deferred financing costs	(50,938)	(675,184)
	(85,413)	(1,468,394)
	$777,087	$1,125,724

NOTE 10. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company so elects. The U.S. licensed patents that are currently issued expire between 2026 and 2029, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $12,500 for the three months ended June 30, 2024, and 2023, respectively, and $25,000 for the six months ended June 30, 2024, and 2023, respectively, as Cost of Revenue.

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

NOTE 11. STOCKHOLDERS’ EQUITY

The Company filed an Amended and Restated Certificate of Incorporation on April 21, 2022, as part of the Company’s initial public offering. The Company was authorized to issue two classes of stock to be designated, respectively, “common stock” and “preferred stock.” The total number of shares which the Company was authorized to issue was two hundred twenty million (220,000,000) shares. Two hundred million (200,000,000) shares were authorized to be common stock, having a par value per share of $0.00001. Twenty million (20,000,000) shares were authorized to be preferred stock, having a par value per share of $0.00001. As of June 30, 2024, the Company had 8,210,671 common shares outstanding.

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

Public Offering

On February 27, 2024, the Company completed a public offering of 5,175,000 units (“Units”) at a price of $0.58 per Unit, for gross proceeds of approximately $3.0 million, before deducting offering expenses. Each Unit was comprised of (i) one share of common stock or, in lieu of common stock, one prefunded warrant to purchase a share of common stock, and (ii) two common warrants, each common warrant to purchase a share of common stock. The prefunded warrants were immediately exercisable at a price of $0.00001 per share of common stock and only expire when such prefunded warrants are fully exercised. The common warrants were immediately exercisable at a price of $0.58 per share of common stock and will expire five years from the date of issuance.

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

Pursuant to the Equity Line Purchase Agreement, the Company issued to White Lion 1,050,000 newly issued common shares for proceeds of $304,500 on April 26, 2024. Through June 30, 2024, the Company has issued 1,800,000 shares to White Lion for total proceeds of $3,216,981.

Warrants

The following table summarizes the Company’s outstanding warrants as of June 30, 2024. The warrants and related strike prices have been adjusted to reflect the 2024 Stock Split.

Issue Date	Strike price	Number outstanding	Expiration
April 21, 2022 (1)	$69.60	155,610	April 21, 2027
April 21, 2022	$87.04	10,825	April 21, 2027
April 21, 2022	$69.60	26,673	April 21, 2027
May 16, 2023 (2)	$0.29	77,010	May 16, 2028
November 21, 2023 (2)	$0.29	46,556	November 21, 2028
November 21, 2023	$0.00001	1,576	November 21, 2028
February 27, 2024	$0.58	10,350,000	February 27, 2029

(1)	These warrants were issued as part of the Company’s initial public offering completed April 2022, and trade on Nasdaq under the ticker symbol “ACONW.”
(2)	The per share exercise price of these warrants is subject to a “ratchet” adjustment if the Company issues securities at an effective per share price lower than the then effective warrant exercise price. The strike price of $0.29 is current through the equity line activity closed April 26, 2024.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	Three Months Ended June 30,
	2024	2023
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(1,238,077)	$(1,464,557)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	8,208,281	505,485
Weighted average shares issuable for vested restricted stock units	8,743	12,494
	$8,217,024	$517,979

	Six Months Ended June 30,
	2024	2023
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(3,637,180)	$(2,648,017)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	6,817,419	498,415
Weighted average shares issuable for vested restricted stock units	12,406	9,084
	$6,829,825	$507,499

The following outstanding potentially dilutive securities were excluded from the weighted average calculation of dilutive loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	June 30, 2024	June 30, 2023

Warrants	10,666,674	219,910
Restricted stock units	4,853	43,276
Stock options	169,458	171,176
	10,840,985	434,362

NOTE 13. STOCK BASED COMPENSATION

2022 Aclarion Equity Incentive Plan

On April 21, 2022, in connection with the IPO, the Company’s 2022 Aclarion Equity Incentive Plan, or “2022 Plan”, went into effect. Our board of directors has appointed the compensation committee of our board of directors as the committee under the 2022 Plan with the authority to administer the 2022 Plan. The aggregate number of our shares of common stock that may be issued or used for reference purposes under the 2022 Plan is 125,000 shares (2,000,000 prior to the 2024 Stock Split), with an automatic increase on January 1st of each year, for a period of not more than ten years, commencing on January 1st of the year following the year in which the initial public offering date (April 2022) occurs and ending on (and including) January 1, 2032, in an amount equal to 5% of the total number of shares of Capital Stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in shares for such year or that the increase in shares for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the preceding sentence.

As of the year ended December 31, 2023, the aggregate number of our shares of common stock that may be issued or used for reference purposes under the 2022 Plan was 154,426 (2,470,814 pre-split). On January 1, 2024, the 2022 Plan had an automatic increase of 41,270 (660,311 pre-split) shares which was 5% of the total number of shares of Capital Stock outstanding on December 31, 2023.

Options granted under the 2022 Plan may be incentive stock options or non-statutory stock options, as determined by the administrator at the time of grant of an option. Restricted stock may also be granted under the 2022 Plan. The options vest in accordance with the grant terms and are exercisable for a period of up to 10 years from grant date.

No options were granted in the six months ended June 30, 2024.

Nocimed, Inc. 2015 Stock Plan

The Company maintains the Nocimed, Inc. 2015 Stock Plan, or the “Existing Plan”, under which the Company could grant 152,558 shares (after giving effect to the 2024 Stock Split) or options of the Company to our employees, consultants, and other service providers. The Company suspended the Existing Plan in connection with the April 2022, initial public offering. The Company did not grant any stock options under the Existing Plan for the twelve months ended December 31, 2022, and thereafter. No further awards will be granted under the Existing Plan, but awards granted prior to the suspension date will continue in accordance with their terms and the terms of the Existing Plan.

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

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A summary of option activity under the Company’s incentive plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Balance at December 31, 2023	169,456	$31.15	7.5
Options granted	–	–	–
Options exercised	–	–	–
Options forfeited/expired	–	–	–
Balance at June 30, 2024	169,456	$31.15	7.0

Exercisable at December 31, 2023	147,977	$30.57	7.4
Exercisable at June 30, 2024	154,971	$30.80	6.9

The aggregate intrinsic value of options outstanding at June 30, 2024 is $0. The aggregate intrinsic value of vested and exercisable options at June 30, 2024 is $0.

As of June 30, 2024, there was approximately $212,454 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the next 15 months.

Restricted Stock Units

In the six months ended June 30, 2024, the Company had no new grants of RSUs under the 2022 Plan.

Post-split RSU activity under the 2022 Plan was as follows for the six months ended June 30, 2024:

	RSU’s Outstanding	Weighted-Average Grant-Date Fair value per Unit
Nonvested as of December 31, 2023	15,749	$10.72
Granted	–	–
Vested	(3,953)	10.30
Forfeited	(6,942)	13.42
Nonvested as of June 30, 2024	4,854	$7.20

The grant date fair value for a RSU is the market price of the common stock on the date of grant. The total share-based compensation expense related to RSUs recognized during the six months ended June 30, 2024, was $40,733.

As of June 30, 2024, there was approximately $2,735 total unrecognized compensation cost related to non-vested RSUs which is expected to be recognized over the next three months.

As of June 30, 2024, the Company is obligated to issue 7,539 post-split shares of common stock associated with vested Restricted Stock Units.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales and marketing	$12,605	$78,688	$40,733	$106,997
Research and development	2,055	2,055	4,110	5,615
General and administrative	55,644	55,888	111,288	106,551
Total share based compensation	$70,305	$136,631	$156,131	$219,162

NOTE 14. SUBSEQUENT EVENTS

Common Stock Subscription Agreement

On August 12, 2024, we entered into a subscription agreement with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor 400,000 shares of Common Stock of the Company at a price of $0.29 per share for gross proceeds to the Company of $116,000.

The shares were issued pursuant to the Company’s Form 1-A Offering Statement initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended on June 11, 2024 and qualified on June 24, 2024.

Exchange Agreements

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

On August 14, 2024, the Company entered into an additional exchange agreement with the accredited investors to exchange $930,052 principal and accrued interest on these notes for newly issued shares of Series B convertible preferred stock. Following this exchange, there was no remaining outstanding balance of principal and interest on the notes.

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

Overview

Corporate Information

The Company currently operates as a Delaware corporation, under the name Aclarion, Inc.

Results of operations

For the Three Months Ended June 30, 2024, and 2023:

The following table summarizes our results of operations for the three months ended June 30, 2024, and 2023.

	Three Months Ended June 30,
	2024	2023	$ Change
Revenue
Revenue	$10,971	17,072	(6,101)
Cost of revenue	23,294	19,301	3,993
Gross profit (loss)	(12,323)	(2,229)	(10,094)

Operating expenses:
Sales and marketing	225,037	207,790	17,247
Research and development	202,102	250,006	(47,904)
General and administrative	696,099	946,175	(250,076)
Total operating expenses	1,123,238	1,403,971	(280,733)

(Loss) from operations	(1,135,561)	(1,406,200)	270,639

Other income (expense):
Loss on exchange of debt	–	–	–
Loss on extinguishment of debt	–	–	–
Interest expense	(127,848)	(47,139)	(80,709)
Changes in fair value of warrant and derivative liabilities	25,357	(11,800)	37,157
Other, net	(25)	583	(608)
Total other (expense)	(102,516)	(58,356)	(44,160)

(Loss) before income taxes	(1,238,077)	(1,464,557)	226,480
Income tax provision	–	–
Net income (loss)	$(1,238,077)	(1,464,557)	226,480

Net (loss) allocable to common stockholders	$(1,238,077)	(1,464,557)	226,480
Net (loss) per share allocable to common stockholders	$(0.15)	(2.83)	2.68
Weighted average shares of common stock outstanding, basic and diluted	8,217,024	517,979	7,699,045

Total revenues. Total revenues for the quarter ended June 30, 2024 were $10,971, which was a decrease of $6,101, or 36%, from $17,072 for the quarter ended June 30, 2023. The decrease in revenues was driven primarily by the conclusion of certain clinical activity at customer sites utilizing NOCISCAN ® reports.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (Radnet), and credit card fees. Total cost of revenue was $23,294 for the quarter ended June 30, 2024, compared to $19,301 for the quarter ended June 30, 2023, an increase of 21%. This increase was primarily due to a change in revenue mix that increased partner fees.

Sales and Marketing. Marketing expenses include post-market clinical and reimbursement consulting, salaries, website support, press releases, conferences, travel, and shared-based compensation for Key Opinion Leaders. Sales and marketing expenses were $225,037 for the quarter ended June 30, 2024, compared to $207,790 for the quarter ended June 30, 2023, an increase of $17,247, or 8%. Post-market clinical expenses increased as the Company focused on the initiation of the Clarity trial. Marketing expenses also increased with the number of press releases year-over-year.

Research and Development. Research and development expenses were $202,102 for the quarter ended June 30, 2024, compared to $250,006 for the quarter ended June 30, 2023, a decrease of $47,904, or 19%. There was no accrued bonus expense in the quarter ended June 30, 2024, along with a general decrease in required regulatory and quality system work.

General and Administrative. General and administrative expenses were $696,099 for the quarter ended June 30, 2024, a decrease of $250,076 or 26%, from $946,175 for the quarter ended June 30, 2023. For the quarter ended June 30, 2024, there was no accrued bonus expense, D&O insurance premiums were reduced, and legal fees were less compared to the quarter ended June 30, 2023, when the Company issued debt. These reductions in expense were somewhat offset by increased investment in investor relations during the quarter ended June 30, 2024.

Other Income (Expense).

Interest expense was $127,848 for the quarter ended June 30, 2024, an increase of $80,709 from the $47,139 incurred during the quarter ended June 30, 2023. This increase in interest expense was due to the increase in debt taken on by the Company in 2023. In May, September and November 2023 the Company issued $2,594,118 aggregate principal amount of unsecured non-convertible notes to certain accredited investors. (see Note 9 to the condensed financial statements).

The Company’s warrant and derivative liabilities are recorded at fair value as of each reporting date (see Note 3 to the condensed financial statements). For the quarter ended June 30, 2024, the Company recorded a favorable adjustment in fair value of $25,357.

For the Six Months Ended June 30, 2024, and 2023:

The following table summarizes our results of operations for the six months ended June 30, 2024, and 2023.

	Six Months Ended June 30,
	2024	2023	$ Change
Revenue
Revenue	$21,085	42,542	(21,457)
Cost of revenue	42,770	36,754	6,016
Gross profit (loss)	(21,685)	5,788	(27,473)

Operating expenses:
Sales and marketing	406,094	385,074	21,020
Research and development	441,143	454,405	(13,262)
General and administrative	1,541,947	1,753,774	(211,827)
Total operating expenses	2,389,184	2,593,253	(204,069)

(Loss) from operations	(2,410,869)	(2,587,464)	176,596

Other income (expense):
Loss on exchange of debt	(1,066,732)	–	(1,066,732)
Loss on extinguishment of debt	(111,928)	–	(111,928)
Interest expense	(463,672)	(48,519)	(415,153)
Changes in fair value of warrant and derivative liabilities	323,041	(11,800)	334,841
Other, net	92,980	(234)	93,213
Total other (expense)	(1,226,311)	(60,552)	(1,165,759)

(Loss) before income taxes	(3,637,180)	(2,648,017)	(989,163)
Income tax provision	–	–	–
Net income (loss)	$(3,637,180)	(2,648,017)	(989,163)

Net (loss) allocable to common stockholders	$(3,637,180)	(2,648,017)	(989,163)
Net (loss) per share allocable to common stockholders	$(0.53)	(5.22)	4.69
Weighted average shares of common stock outstanding, basic and diluted	6,829,825	507,499	6,322,326

Total revenues. Total revenues for the six months ended June 30, 2024 were $21,085, which was a decrease of $21,457, or 50%, from $42,542 for the six months ended June 30, 2023. The decrease in revenues was driven primarily by the conclusion of certain clinical activity at customer sites utilizing NOCISCAN ® reports.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (Radnet), and credit card fees. Total cost of revenue was $42,770 for the six months ended June 30, 2024, compared to $36,754 for the six months ended June 30, 2023, an increase of 16%, was driven by a price increase related to hosting costs and a change in revenue mix that increased partner fees.

Sales and Marketing. Marketing expenses include post-market clinical and reimbursement consulting, salaries, website support, press releases, conferences, travel, and shared-based compensation for Key Opinion Leaders. Sales and marketing expenses were $406,093 for the six months ended June 30, 2024, compared to $385,074 for the six months ended June 30, 2023, an increase of $21,020, or 6%. Increased post-market clinical expense related to the Clarity trial, greater marketing expense, and increased benefits costs were offset in part by a reduction in restricted stock vesting expense related to the Company’s engagement of Key Opinion Leaders.

Research and Development. Research and development expenses were $441,143 for the six months ended June 30, 2024, compared to $454,405 for the six months ended June 30, 2023, a decrease of $13,262, or 3%. There was no accrued bonus expense in the six month period ended June 30, 2024, along with a general decrease in required regulatory and quality system work.

General and Administrative. General and administrative expenses were $1,541,947 for the six months ended June 30, 2024, a decrease of $211,827 or 12%, from $1,753,774 for the six months ended June 30, 2023. The decrease was driven by reduced bonus accruals, lower personnel expense, and decreased D&O insurance premiums, offset in part by higher legal and audit costs related to the February 2024 public offering and increased investment in investor relations.

Other Income (Expense).

Interest expense was $463,672 for the six months ended June 30, 2024, an increase of $415,153 from the $48,519 incurred during the six months ended June 30, 2023. This increase in interest expense was due to the increase in debt taken on by the Company in 2023. In May, September and November 2023 the Company issued $2,594,118 aggregate principal amount of unsecured non-convertible notes to certain accredited investors. (see Note 9 to the condensed financial statements).

The Company incurred losses for the six months ended June 30, 2024, on two transactions to reduce debt. The first transaction took place between January 22 and January 29, 2024, whereby the Company entered into a series of exchange agreements with investors to issue an aggregate of 644,142 post-split shares of common stock in exchange for $1,519,779 principal and accrued interest on the notes. This transaction accelerated the recognition of the related note discounts and resulted in a $1,066,732 charge. The second transaction was on March 6, 2024, whereby the Company paid $300,974 of principal and accrued interest on the notes. This transaction accelerated the recognition of the related note discounts and resulted in a $111,928 charge.

The Company’s warrant and derivative liabilities are recorded at fair value as of each reporting date (see Note 3 to the condensed financial statements). For the six months ended June 30, 2024, the Company recorded a favorable adjustment in fair value of $323,041.

Other net income of $92,980 for the six months ended June 30, 2024, included a favorable discount to accounts payable of $117,985, offset in part by a $25,000 penalty paid to investors related to a failure to timely register certain commitment shares.

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

Revenue Recognition

The Company derives its revenues from one source, the delivery of Nociscan reports to medical professionals. Revenues are recognized when a contract with a customer exists, and the control of the promised services are transferred to our customers. The amount of revenue recognized reflects the consideration the Company expects to receive in exchange for those services. Substantially all of our revenues are generated from contracts with customers in the United States.

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

Going Concern

The Company believes that the net proceeds from the February 2024 initial public offering, and subsequent funding from the April 2024 equity line agreement described in Note 11, will be sufficient to fund current operating plans into the third quarter of 2024, approaching our final maturity repayment of our unsecured non-convertible note, which is due in September 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development. Management plans to secure such additional funding.

As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Liquidity and capital resources

Sources of liquidity

To date, the Company has financed operations primarily through private placements of preferred shares and debt financing, PPP loans that were forgiven, an equity line, an initial public offering on April 21, 2022, and a secondary public offering on February 27, 2024.

During the six months ended June 30, 2024, the Company completed a public offering of 5,175,000 units (“Units”) at a price of $0.58 per Unit, for gross proceeds of approximately $3.0 million, before deducting offering expenses. Additionally, the Company raised approximately $1.4M of net proceeds from an equity line in January 2024 and $0.3M in April 2024.

As of June 30, 2024, the Company had cash, including $10,000 of restricted cash, of $1,182,687. The Company believes that this cash will be sufficient to fund current operating plans into the third quarter of 2024, approaching the maturity repayment of our unsecured non-convertible note, which is due in September 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development. Management plans to secure such additional funding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2024	2023

Cash used in operating activities	$(3,293,096)	$(1,960,653)
Cash used in investing activities	(157,523)	(72,634)
Cash provided by financing activities	3,602,237	1,165,000
Net increase (decrease) in cash	$151,618	$(868,287)

Operating activities

During the six months ended June 30, 2024, operating activities used $3,293,096 of cash. The Company significantly reduced accounts payable, primarily legal expenses that had accrued over time, and significantly reduced accrued expenses including payroll, bonuses, board compensation, and audit fees. During the six months ended June 30, 2023, operating activities used $1,960,653 of cash. This use of cash consisted primarily of employee compensation and benefit expense, general liability insurance, contractor compensation, and audit and legal fees.

Investing activities

During the six months ended June 30, 2024, and 2023, investing activities used $157,523 and $72,634 of cash, respectively. These investing activities consisted almost entirely of patent and license maintenance.

Financing activities

During the six months ended June 30, 2024, the Company completed a public offering of 5,175,000 units (“Units”) at a price of $0.58 per Unit, for gross proceeds of approximately $3.0 million, before deducting offering expenses. Each Unit was comprised of (i) one share of common stock or, in lieu of common stock, one prefunded warrant to purchase a share of common stock, and (ii) two common warrants, each common warrant to purchase a share of common stock. The prefunded warrants are immediately exercisable at a price of $0.00001 per share of common stock and only expire when such prefunded warrants are fully exercised. The common warrants are immediately exercisable at a price of $0.58 per share of common stock and will expire five years from the date of issuance.

During the six months ended June 30, 2024, and pursuant to the Equity Line Purchase Agreement, the Company issued to White Lion 452,343 newly issued common shares for proceeds of $1,449,532 between January 4 and January 8, 2024, and 1,050,000 newly issued common shares for proceeds of $304,500 on April 26, 2024. Equity line issuance costs were $262,744.

During the six months ended June 30, 2024, the Company paid $300,973 of principal and accrued interest on certain unsecured non-convertible notes. Following this payment, the remaining outstanding balance of principal and interest on the notes was $898,380.

During the six months ended June 30, 2024, the Company entered into a series of exchange agreements (the “Exchange Agreements”) with accredited investors to exchange principal and accrued interest on these notes for shares of common stock. Pursuant to the Exchange Agreements, the Company issued an aggregate of 644,142 post-split shares of common stock in exchange for $1,519,779 principal and accrued interest on the notes. Following these exchanges, the remaining outstanding balance of principal and interest on the notes was $1,145,037.

During the six months ended June 30, 2023, the Company sold one (1) share of the Company’s newly designated Series A preferred stock to Jeffrey Thramann, the Company’s Executive Chairman, for a purchase price of $1,000. The share of Series A preferred stock had proportional voting rights that were limited to the proposal to approve a reverse stock split of the Company’s common stock. Following the March 24, 2023, special meeting, the Company redeemed the one outstanding share of Series A preferred stock on March 28, 2023, in accordance with its terms. The redemption price was $1,000. No Series A preferred stock remains outstanding.

During the six months ended June 30, 2023, the Company issued an unsecured promissory note in the amount $1,250,000, net of $203,576 of issuance costs.

Funding requirements

Developing medical technology products is a time-consuming, expensive and uncertain process that takes years to complete, and the Company may never generate meaningful revenues. Accordingly, we may need to obtain substantial additional funds to achieve our business objectives.

Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that the Company raises additional capital through the sale of equity securities, the ownership interest of existing stockholders may be diluted. Any debt or preferred equity financing, if available, may involve agreements that include restrictive covenants that may limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business, and may require the issuance of warrants, which could potentially dilute existing stockholders’ ownership interests.

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

Contractual obligations and commitments

The Company does not have any contractual obligations not otherwise on our balance sheet as of June 30, 2024.

Off-balance sheet arrangements

The Company did not have, during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

The Company reviewed all recently issued standards and has determined that, as disclosed in Note 4 to our condensed financial statements appearing in this quarterly report, there have been no recent accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

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

During the six months ended June 30, 2024, the Company worked with an outside firm to establish best practices to improve our required disclosure about our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to material weaknesses related to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. Management determined that these control deficiencies constitute material weaknesses, which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

The Company did engage an outside firm in the third quarter of 2023 to provide accounting support and increased segregation of duties. During the six months ended June 30, 2024, the Company continued to work with the outside firm to establish best practices over time that enhance internal control over financial reporting.

Other than the applicable remediation efforts described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceedings, the adverse outcome of which, in our management’s opinion, individually or in the aggregate, could have a material adverse effect on the results of our operations or financial position. There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial stockholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		IPO Underwriting Agreement dated April 21, 2022	8-K	04-27-2022	1.1
1.2		Form of 2024 Placement Agent Agreement	S-1/A	03-23-2024	1.1
3.1		Amended and Restated Certificate of Incorporation of the Company	8-K	04-27-2022	3.1
3.2		Certificate of Amendment dated January 3, 2024 to the Amended and Restated Certificate of Incorporation	8-K	01-04-2024	3.1
3.3		Bylaws of the Company	8-K	04-27-2022	3.2
3.4		Certificate of Designation of Series A Preferred Stock	8-K	02-17-2023	3.1
3.5		Amendment to Bylaws dated June 12, 2024	8-K	06-18-2024	3.1
4.1		Form of Common Stock Certificate	10-Q	06-06-2022	4.1
4.2		Form of IPO Public Warrant	8-K	04-27-2022	4.1
4.3		Form of IPO Representative’s Common Stock Purchase Warrant	8-K	04-27-2022	4.2
4.4		Description of Securities	10-Q	06-06-2022	4.4
4.5		2024 Form of Common Warrant	S-1/A	02-06-2024	4.5
4.6		2024 Form of Prefunded Warrant	S-1/A	02-06-2024	4.6
4.7		2024 Form of Warrant Agency Agreement	S-1/A	02-23-2024	4.7
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	03-23-2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	03-23-2022	10.2
10.3	#	Employment Agreement of John Lorbiecki	S-1/A	03-23-2022	10.3
10.4	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	01-06-2022	10.4
10.5		Senior Secured Bridge Note	S-1/A	03-04-2022	10.5
10.6		License Agreement with UCSF the Regents of the University of California	S-1	01-06-2022	10.6
10.7		Amendment to UC License Agreement	S-1/A	03-04-2022	10.7
10.8	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	03-23-2022	10.8
10.9		Amended and Restated Investor Rights Agreement dated July 27, 2017	S-1/A	03-23-2022	10.9
10.10		First Amendment to Amended and Restated Investor Rights Agreement dated February 20, 2020	S-1/A	03-23-2022	10.10
10.11		NuVasive SAFE (Simple Agreement for Future Equity) dated February 28, 2020	S-1/A	03-23-2022	10.11
10.12	**	Right of First Offer Agreement	S-1/A	03-23-2022	10.12
10.13		First Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.13
10.14		Second Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.14
10.15		Convertible Note and Warrant Purchase Agreement	S-1/A	03-23-2022	10.16
10.16		Warrant Agent Agreement dated April 21, 2022	8-K	04-27-2022	10.1
10.17		Siemens Strategic Collaboration Agreement	S-1	01-06-2022	10.17
10.18	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	01-06-2022	10.20
10.19	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	01-06-2022	10.21
10.20	#	Nocimed, Inc. 2015 Stock Plan	S-8	05-26-2022	99.4
10.21	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	05-26-2022	99.5
10.22		Securities Purchase Agreement dated February 16, 2023 between Aclarion, Inc. and Jeffrey Thramann	8-K	02-17-2023	10.1
10.23		Form of Securities Purchase Agreement	8-K	05-17-2023	10.1
10.24		Form of Unsecured Non-Convertible Note	8-K	05-17-2023	10.2
10.25		Form of Common Stock Warrant	8-K	05-17-2023	10.3

10.26	Form of Registration Rights Agreement	8-K	05-17-2023	10.4
10.27	Waiver Related to Unsecured Non-Convertible Notes	8-K	08-14-2023	10.1
10.28	White Lion Purchase Agreement	8-K	10-10-2023	10.1
10.29	White Lion Registration Rights Agreement	8-K	10-10-2023	10.2
10.30	2024 Form of Lock-Up Agreement	S-1/A	02-06-2024	10.31
10.31	2024 Form of Securities Purchase Agreement	S-1/A	02/23/2024	10.32
10.32	Form of Securities Purchase Agreement dated November 21, 2023	8-K	11-22-2023	10.1
10.33	Form of Unsecured Non-Convertible Note dated November 21, 2023	8-K	11-22-2023	10.2
10.34	Form of Common Stock Warrant dated November 21, 2023	8-K	11-22-2023	10.3
10.35	Form of Registration Rights Agreement dated November 21, 2023	8-K	11-22-2023	10.4
10.36	Form of Exchange Agreement	8-K	01-23-2024	10.1
10.37	Form of Subscription Agreement	1-A/A	06-20-2024	4.1
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1	Aclarion Clawback Policy	10-K	03-28-2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

	By:	/s/ John Lorbiecki
John Lorbiecki
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 14, 2024

