Form 10-Q
period 2024-09-30
Aclarion, Inc.
filed 2024-11-14
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, there were 10,431,159 shares of the registrant's common stock, $0.00001 par value per share, outstanding.

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aclarion, Inc.

Condensed Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,312,098	$1,021,069
Restricted cash	10,000	10,000
Accounts receivable, net	16,951	13,270
Prepaids and other current assets	558,272	245,030
Total current assets	1,897,321	1,289,369

Non-current assets:
Property and equipment, net	892	1,782
Intangible assets, net	1,289,839	1,168,623
Total non-current assets	1,290,731	1,170,405

Total assets	$3,188,052	$2,459,774

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$331,765	$760,535
Accrued and other liabilities	330,232	857,722
Note payable, net of discount	–	1,125,724
Warrant liability	16,270	289,165
Derivative liability	–	121,326
Liability to issue equity	–	33,297
Total current liabilities	678,267	3,187,769

Total liabilities	678,267	3,187,769

Stockholders' equity (deficit)
Common stock - $0.00001 par value, 200,000,000 authorized and 10,044,728 and 825,459 shares issued and outstanding (see Note 11)	100	8
Series B preferred stock - $0.00001 par value, 20,000,000 authorized and 930 and 0 shares issued and outstanding (see Note 11)	–	–
Series C preferred stock - $0.00001 par value, 20,000,000 authorized and 1,000 and 0 shares issued and outstanding (see Note 11)	–	–
Additional paid-in capital	51,782,424	43,553,523
Accumulated deficit	(49,272,739)	(44,281,526)
Total stockholders’ equity (deficit)	2,509,785	(727,995)

Total liabilities and stockholders’ equity (deficit)	$3,188,052	$2,459,774

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue
Revenue	$14,407	$19,065	$35,492	$61,607
Cost of revenue	21,332	19,558	64,102	56,312
Gross profit (loss)	(6,925)	(493)	(28,610)	5,295

Operating expenses:
Sales and marketing	232,775	192,896	638,869	577,969
Research and development	195,797	198,252	636,940	652,657
General and administrative	860,461	770,534	2,402,408	2,524,308
Total operating expenses	1,289,033	1,161,682	3,678,217	3,754,934

(Loss) from operations	(1,295,958)	(1,162,175)	(3,706,827)	(3,749,640)

Other income (expense):
Interest expense	(71,527)	(166,332)	(535,199)	(214,850)
Loss on exchange of debt	(6,585)	–	(1,073,317)	–
Loss on extinguishment of debt	–	–	(111,928)	–
Changes in fair value of warrant and derivative liabilities	7,591	330,252	330,632	318,452
Other, net	303	245	93,284	11
Total other income (expense)	(70,218)	164,165	(1,296,528)	103,613

Income (loss) before income taxes	(1,366,176)	(998,010)	(5,003,355)	(3,646,027)
Income tax provision	–	–	–	–
Net income (loss)	$(1,366,176)	$(998,010)	$(5,003,355)	$(3,646,027)

Dividends accrued for preferred stockholders	(12,142)	–	(12,142)	–
Net income (loss) allocable to common stockholders	$(1,378,318)	$(998,010)	$(5,015,497)	$(3,646,027)
Net income (loss) per share allocable to common shareholders	$(0.15)	$(1.87)	$(0.65)	$(7.07)
Weighted average shares of common stock outstanding, basic and diluted	9,437,871	532,928	7,699,173	515,975

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

	Series A		Series B		Series C
	Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Value	Shares	Value	Shares	Value*
Balance, December 31, 2022	–	$–	–	$–	–	$–
Share-based compensation	–	–	–	–	–	–
Proceeds from sale of Series A preferred stock	1	1,000	–	–	–	–
Redemption of Series A Preferred stock	(1)	(1,000)	–	–	–	–
Net income (loss)	–	–	–	–	–	–
Balance, March 31, 2023	–	$–	–	$–	–	$–
Share-based compensation	–	–	–	–	–	–
Commitment shares - note financing	–	–	–	–	–	–
Issuance of warrants - note financing	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–
Balance, June 30, 2023	–	$–	–	$–	–	$–
Share-based compensation	–	–	–	–	–	–
Issuance of common shares	–	–	–	–	–	–
Issuance of warrants - note financing	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–
Balance, Sept 30, 2023	–	$–	–	$–	–	$–

Balance, December 31, 2023	–	$–	–	$–	–	$–
Share-based compensation	–	–	–	–	–	–
Issuance of common shares related to restricted stock units	–	–	–	–	–	–
Issuance of common shares - equity line of credit	–	–	–	–	–	–
Issuance of commitment shares - note financing	–	–	–	–	–	–
Cashless exercise of pre-funded warrants	–	–	–	–	–	–
Issuance of common stock and warrants related to public offering, net issuance costs	–	–	–	–	–	–
Public offering and line of credit issuance costs	–	–	–	–	–	–
issuance of common shares - debt for equity exchange	–	–	–	–	–	–
Round up conversion related to reverse stock split	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–
Balance, March 31, 2024	–	$–	–	$–	–	$–

Share-based compensation	–	–	–	–	–	–
Issuance of common shares related to restricted stock units	–	–	–	–	–	–
Issuance of common shares - equity line of credit	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–
Balance, June 30, 2024	–	$–	–	$–	–	$–

Share-based compensation	–	–	–	–	–	–
Issuance of common shares related to restricted stock units	–	–	–	–	–	–
Issuance of common shares related to RegA+	–	–	–	–	–	–
Issuance of B-Series preferred stock - debt for equity exchange	–	–	930	–	–	–
B-Series preferred stock issuance costs	–	–	–	–	–	–
C-Series preferred stock issuance costs	–	–	–	–	–	–
Issuance of C-Series preferred stock	–	–	–	–	1,000	–
Common stock issuance costs	–	–	–	–	–	–
Issuance of C-Series warrants	–	–	–	–	–	–
Issuance of RegA+ warrants	–	–	–	–	–	–
Capitalization of B-Series preferred stock dividends	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–
Balance, September 30, 2024	–	$–	930	$–	1,000	$–

(continued)

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

(continued)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2022	491,345	$5	$41,596,106	$(39,370,153)	$2,225,958
Share-based compensation	–	–	82,531	–	82,531
Proceeds from sale of Series A preferred stock	–	–	–	–	1,000
Redemption of Series A Preferred stock	–	–	–	–	(1,000)
Net income (loss)	–	–	–	(1,183,460)	(1,183,460)
Balance, March 31, 2023	491,345	$5	$41,678,637	$(40,553,613)	1,125,029

Share-based compensation	–	–	136,631	–	136,631
Commitment shares - note financing	21,210	–	175,619	–	175,619
Issuance of warrants - note financing	–	–	37,500	–	37,500
Net income (loss)	–	–	–	(1,464,557)	(1,464,557)
Balance, June 30, 2023	512,555	$5	$42,028,387	$(42,018,169)	10,223

Share-based compensation	–	–	137,307	–	137,307
Issuance of common shares	1,852	–	–	–	–
Issuance of warrants - note financing	–	–	22,500	–	22,500
Net income (loss)	–	–	–	(998,010)	(998,010)
Balance, Sept 30, 2023	514,407	$5	$42,188,194	$(44,281,526)	$(827,980)

Balance, December 31, 2023	825,459	$8	$43,553,524	$(44,281,526)	$(727,995)
Share-based compensation	–	–	85,827	–	85,827
Issuance of common shares related to restricted stock units	4,261	–	–	–	–
Issuance of common shares - equity line of credit	452,343	5	1,449,527	–	1,449,532
Issuance of commitment shares - note financing	9,312	–	33,297	–	33,297
Cashless exercise of pre-funded warrants	2,915	–	–	–	–
Issuance of common stock and warrants related to public offering, net issuance costs	5,175,000	52	2,691,339	–	2,691,391
Public offering and line of credit issuance costs	–	–	(399,106)	–	(399,106)
Issuance of common shares - debt for equity exchange	644,142	6	1,771,600	–	1,771,606
Round up conversion related to reverse stock split	40,068	–	–	–	–
Net income (loss)	–	–	–	(2,399,102)	(2,399,102)
Balance, March 31, 2024	7,153,500	$72	$49,186,006	$(46,680,628)	2,505,449

Share-based compensation	–	–	70,305	–	70,305
Issuance of common shares related to restricted stock units	7,171	–	–	–	–
Issuance of common shares - equity line of credit	1,050,000	10	304,490	–	304,500
Net income (loss)	–	–	–	(1,238,077)	(1,238,077)
Balance, June 30, 2024	8,210,671	$82	$49,560,800	$(47,918,705)	1,642,177

Share-based compensation	–	–	74,706	–	74,706
Issuance of common shares related to restricted stock units	9,057	–	–	–	–
Issuance of common shares related to RegA+	1,825,000	18	451,953	–	451,971
Issuance of B-Series Preferred Stock - debt for equity exchange	–	–	930,052	–	930,052
B-Series Preferred Stock issuance costs	–	–	(35,000)	–	(35,000)
C-Series Preferred Stock issuance costs	–	–	(55,000)	–	(55,000)
Issuance of C-Series preferred stock	–	–	602,900	–	602,900
Common stock issuance costs	–	–	(210,228)	–	(210,228)
Issuance of C-Series warrants	–	–	397,100	–	397,100
Issuance of RegA+ warrants	–	–	77,283	–	77,283
Capitalization of B-Series preferred stock dividends	–	–	(12,142)	12,142	–
Net income (loss)	–	–	–	(1,366,176)	(1,366,176)
Balance, September 30, 2024	10,044,728	$100	$51,782,424	$(49,272,739)	2,509,785

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(5,003,355)	$(3,646,027)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	140,893	120,886
Share-based compensation	230,837	356,469
Loss on exchange of debt	1,073,317	–
Loss on extinguishment of debt	111,928	–
Amortization of deferred issuance costs	502,516	156,159
Change in fair value related to warrants and derivative	(330,632)	(318,452)
Non-cash interest related to bridge funding	58,002	48,954
Change in assets and liabilities
Accounts receivable	(2,351)	(9,409)
Prepaids and other current assets	(329,306)	34,182
Accounts payable	(443,068)	207,771
Accrued and other liabilities	(326,399)	103,695
Note payable, net of discount	(31,129)	32,607
Net cash (used in) operations	(4,348,748)	(2,913,165)

Investing activities
Intangible assets - Patents	(261,220)	(85,603)
Net cash (used in) investing activities	(261,220)	(85,603)

Financing activities
Issuance of common stock and warrants related to public offering, net deductions	2,691,391	–
Proceeds from equity line	1,754,032	–
Proceeds from common stock and warrant RegA+ offering	529,254	–
Proceeds from sales of C-Series preferred stock and warrants	1,000,000	–
Repayment of promissory notes	(300,973)	–
Common stock cash issuance costs	(714,332)	–
Preferred stock cash issuance costs	(35,000)	–
Bridge fund cash issuance costs	(23,375)	(312,588)
Proceeds from bridge funding	–	2,000,000
Proceeds from sale of Series A preferred stock	–	1,000
Redemption of Series A Preferred stock	–	(1,000)
Net cash provided by financing activities	4,900,996	1,687,412

Net increase (decrease) in cash and cash equivalents	291,028	(1,311,356)
Cash, cash equivalents and restricted cash, beginning of period	1,031,069	1,482,806
Cash, cash equivalents and restricted cash, end of period	$1,322,098	$171,450

Non-cash activities
Dividends accrued on preferred shares	12,142	–
Exchange of indebtedness for preferred shares	930,052	–
Issuance of common shares in exchange for debt	1,771,606	–
Issuance of bridge fund commitment shares	33,297	–
Accrued issuance costs related to preferred stock	55,000	–
Accrued issuance costs related to common stock	94,733	–
Designation of prepaid expenses to common stock issuance costs	919,439	–
Issuance of common shares related to restricted stock units	216,397	–
Fair value of warrants and derivative related to bridge funding	–	896,798
Accrued debt issuance costs related to bridge funding	–	16,225
Issuance of warrants related to bridge funding	–	60,000
Issuance of commitment shares related to bridge funding	–	175,619
Original issue discount (15%) related to bridge funding	–	300,000

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

Reclassifications

Certain financing activities stated in the Condensed Statements of Cash Flows in the Quarterly Report on Form 10-Q reporting the six-month period ending June 30, 2024, have been reclassified to conform to the current period’s presentation.

In the Quarterly Report on Form 10-Q for the six-month period ending June 30, 2024, the Condensed Statements of Cash Flows included separate line items to report cash issuance costs related to our common stock fund raising activities, the equity line ($262,744) and public offering ($256,094). In this Quarterly Report on Form 10-Q for the nine-month period ending September 30, 2024, the Condensed Statements of Cash Flows include one line item to report cumulative cash issuance costs for all common stock financing activities in the period.

This reclassification had no effect on the net income or net assets as previously reported.

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

Nasdaq $1.00 Minimum Bid Price Notice

On April 8, 2024, we received a written notice (the “Bid Price Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”).

The Bid Price Notice did not result in the immediate delisting of the Company’s common stock from The Nasdaq Capital Market.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price of the Company’s common stock for the 30 consecutive business days for the period ending April 5, 2024, the Company no longer met this requirement.

The Notice indicated that the Company will be provided 180 calendar days (or until October 7, 2024) in which to regain compliance. We did not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period on October 7, 2024. On October 8, 2024, we received from the Nasdaq staff (the “Staff”) written notification that our securities are subject to delisting from the Nasdaq Capital Market. We had an appeal hearing on October 10, 2024 before a Nasdaq hearings panel (the “Panel”) appeal the delisting notice from the Staff. While the appeal process is pending, the suspension of trading of our common stock will be stayed. Our common stock will continue to trade on Nasdaq until the hearing process concludes and the Panel issues a written decision. The Panel has granted the Company an extension until January 31, 2025 to demonstrate compliance with the Bid Price Requirement.

At the Company’s special stockholders’ meeting on September 23, 2024, the Company’s stockholders approved a proposal to grant discretionary authority to our board of directors to (i) amend our certificate of incorporation to combine outstanding shares of our common stock into a lesser number of outstanding shares, or a “reverse stock split,” at a specific ratio within a range of one-for-five (1-for-5) to a maximum of a one-for-fifty (1-for-50) split, with the exact ratio to be determined by our board of directors in its sole discretion; and (ii) effect the reverse stock split, if at all, within one year of the date the proposal was approved by stockholders. The Company intends to implement a reverse stock split in the near future in order to assist with the Company’s compliance with Nasdaq’s Bid Price Requirement.

Nasdaq Stockholder Equity Notice

On August 22, 2024, the Company received a letter from Nasdaq indicating that that the Company was not in compliance with the requirement to have at least $2,500,000 in stockholders’ equity (the “Stockholders’ Equity Requirement”). In its quarterly report on Form 10-Q for the period ended June 30, 2024, the Company reported stockholders’ equity of $1,642,177, and, as a result, did not satisfy Listing Rule 5550(b)(1).

Accordingly, the Staff determined to delist our common stock from Nasdaq. Nasdaq’s letter provided the Company until August 29, 2024 to request an appeal of this determination. The Company requested a hearing before the Panel to appeal the delisting notice from the Staff. The hearing request stays any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the Panel following the hearing.

We had an appeal hearing on October 10, 2024 before the Panel to appeal the delisting notice from the Staff. The Panel granted the Company an extension until January 31, 2025 to demonstrate compliance with the Stockholders' Equity Requirement. While the appeal process is pending, the suspension of trading of the Company’s common stock will be stayed. Our common stock will continue to trade on Nasdaq until the hearing process concludes and the Panel issues its final written determination.

The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. The Company is currently evaluating its available options to resolve the deficiency and regain compliance with the Nasdaq minimum stockholders’ equity requirement.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2024 and December 31, 2023. The Company maintains cash deposits at several financial institutions, which are insured by the FDIC up to $250,000. The Company’s cash balance may at times exceed these limits. On September 30, 2024, and December 31, 2023, the Company had $973,093 and $761,800, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of September 30, 2024, $10,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank.

Accounts Receivable, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The allowance for doubtful accounts was $0 on September 30, 2024, and December 31, 2023.

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

Liquidity, Capital Resources and Going Concern

The Company believes that the net proceeds from the common shares offered at-the-market in August 2024 and the issuance of C-Series preferred stock in September 2024 will be sufficient to fund current operating plans into December 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development. Management plans to secure such additional funding.

As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Share-Based Compensation

The Company accounts for stock-based awards in accordance with provisions of ASC Topic 718, Compensation—Stock Compensation, under which the Company recognizes the grant-date fair value of stock-based awards issued to employees and nonemployee board members as compensation expense on a straight-line basis over the vesting period of the award, while awards containing a performance condition are recognized as expense when the achievement of the performance criteria is achieved. The Company uses the Black-Scholes-Merton option pricing model to determine the grant-date fair value of stock options. The Company records expense for forfeitures in the periods they occur.

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

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other fees and costs that are directly attributable to in-process equity financings as deferred offering costs until such financings are completed. Upon the completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering. Approximately $543,500 of issuance costs related to the public offering in February 2024 were reclassified to additional paid-in capital ($310,100 deducted from proceeds, and $239,400 paid in cash). During the nine months ended September 30, 2024, approximately $375,939 of costs related to all other common stock issuances, and $90,000 of costs related to preferred stock issuances were reclassified to additional paid-in capital.

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

	Fair value measured as of September 30, 2024
	Fair value on September 30, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$16,270	$–	$–	$16,270
Derivative Liability	–	–	–	–
Total Fair value	$16,270	$–	$–	$16,270

There were no transfers between Level 1, 2, and 3 during the nine months ended September 30, 2024.

The following table presents changes in Level 3 liabilities measures at fair value for the nine months ended September 30, 2024. Both observable and unobservable inputs were used to determine the fair value positions that the Company has classified within the Level 3 category.

	Warrant Liability	Derivative Liability	Total
Balance – December 31, 2023	$289,165	$121,326	$410,491
Exchange and Payoff of Notes Payable	–	(63,589)	(63,589)
Change in fair value	(272,895)	(57,737)	(330,632)
Balance – September 30, 2024	$16,270	$–	$16,270

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

The fair value of the warrants to purchase shares of common stock was estimated using a Monte Carlo simulation using the following assumptions.

	As of Dec 31, 2023	As of Sept 30, 2024
	Warrant Liability	Warrant Liability
Strike Price	$4.32	$0.29
Contractual term (years)	5.0	5.0
Volatility (annual)	80.0%	120.0%
Risk-free rate	3.89%	3.58-4.44%
Floor Financing price	$2.24	$0.14

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

NOTE 6. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Prepaids and other current assets:

	September 30, 2024	December 31, 2023
Short term deposits	$50,000	$50,000
Deferred offering costs	94,682	100,588
Prepaid insurance D&O	169,011	34,769
Prepaid insurance, other	–	17,884
Prepaid clinical costs	165,417	–
Prepaid exchange fees	30,883	–
Prepaid other	48,279	41,635
Other receivables	–	154
	$558,272	$245,030

Accounts payable

	September 30, 2024	December 31, 2023
Accounts payable	$331,793	$758,821
Credit cards payable	(28)	1,714
	$331,765	$760,535

Accrued and other liabilities:

	September 30, 2024	December 31, 2023
Accrued payroll	$–	$162,887
Accrued bonus	126,425	262,580
D&O financing	32,052	–
Accrued audit and legal expenses	81,490	89,082
Accrued interest	–	98,685
Accrued board compensation	46,250	92,500
Other accrued liabilities	44,015	151,988
	$330,232	$857,722

NOTE 7. LEASES

The Company had no office lease for the quarter ended September 30, 2024, and the year ended December 31, 2023.

NOTE 8. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	September 30, 2024	December 31, 2023
Patents and licenses	$2,528,470	$2,267,251
Other	5,017	5,017
	2,533,487	2,272,268
Less: accumulated amortization	(1,243,648)	(1,103,645)
Intangible assets, net	$1,289,839	$1,168,623

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement and charged to research and development.

Amortization expense related to purchased intangible assets was $49,732 and $40,797 for the three months ended September 30, 2024, and 2023, respectively. Amortization expense related to purchased intangible assets was $140,003 and $119,602 for the nine months ended September 30, 2024, and 2023, respectively.

Patents and trademarks are reviewed at least annually for impairment. No impairment was recorded through September 30, 2024, and December 31, 2023, respectively.

Future amortization of intangible assets is as follows:

2024	$52,214
2025	208,857
2026	208,857
2027	208,857
2028 and beyond	611,054
Total	$1,289,839

NOTE 9. SHORT TERM NOTES AND CONVERTIBLE DEBT

Convertible Notes:

As of December 31, 2023, there were no Convertible Notes payable and outstanding. There was no convertible note activity in the three months ended September 30, 2024.

Senior Notes Payable

In May 2023, the Company issued $1,437,500 unsecured senior notes with a maturity date of May 16, 2024 (the “May 2023 Notes”), for cash proceeds of $1,250,000. The May 2023 Notes contained an original issue discount of 15.0% and accrued interest at an annual rate of 8.0%.

In September 2023, as agreed to during the issuance of the May 2023 Notes, the Company exercised their right to an additional financing, issuing $862,500 unsecured senior notes that mature on September 1, 2024 (the “September 2023 Notes”) for cash proceeds of $750,000. The September 2023 Notes contained an original issue discount of 15.0% and accrued interest at an annual rate of 8.0%.

In November 2023, the Company issued $294,118 unsecured senior notes with a maturity date of April 19, 2024 (the “November 2023 Notes”), for cash proceeds of $250,000. The November 2023 Notes contained an original issue discount of 15.0% and accrue interest at an annual rate of 8.0%.

The Company incurred issuance costs, recorded as deferred financing costs, of $361,675 relating to due diligence and legal costs associated with the issuance of the May 2023 Notes, the September 2023 Notes, and the November 2023 Notes (the “Senior Notes”).

The Company evaluated the embedded redemption and contingent interest features in Senior Notes to determine if such features were required to be bifurcated as an embedded derivative liability. In accordance with ASC 815-40, Derivatives and Hedging Activities, the embedded redemption features and contingent interest feature were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value at each reporting date. The Company fair valued such derivative liabilities and recorded a debt discount at issuance of the Senior Notes of $320,561.

The Company issued warrants to purchase 77,010 and 46,556 shares of common stock (1,232,156 and 744,890 shares before giving effect to the 2024 Stock Split) to the holders of the May 2023 Notes and November 2023 Notes (collectively the “Senior Notes Warrants”) with an exercise price of $10.02 and $4.58 per share ($0.6262 and $0.2856 pre-2024 split), respectively. The Company accounted for the warrants in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and were recorded as a liability. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the Senior Notes Warrants at issuance was $736,249 and was recorded as a debt discount. The Company incurred issuance costs of $72,862 relating to the Senior Notes Warrants which was recorded as a day 1 expense due to the liability classification of such warrants.

In connection with the issuance of the May 2023 Notes and November 2023 Notes, the Company paid a commitment fee in the form of 21,210 and 9,311 shares (339,360 and 148,978 shares before giving effect to the 2024 Stock Split) of unregistered common stock to the holders, respectively. The aggregate commitment fees had a fair value at issuance of $208,916 and were recorded as a deferred financing cost.

The resulting debt discounts from the derivative liabilities, warrant liabilities and deferred financing costs were presented as a direct deduction from the carrying amount of that debt liability and amortized to interest expense using the effective interest rate method. For the three months ended September 30, 2024, the Company recognized $60,226 in amortization of debt discounts and deferred financing costs which is recorded in interest expense.

Between January 22 and January 29, 2024, the Company entered into a series of exchange agreements (the “Exchange Agreements”) with the accredited investors to exchange principal and accrued interest on the May 2023 Notes for shares of common stock. Pursuant to the Exchange Agreements, the Company issued an aggregate of 644,142 post-split shares of common stock in exchange for $1,519,779 principal and accrued interest on the May 2023 Notes. Following these exchanges, the remaining outstanding balance of principal and interest on the Senior Notes was $1,145,037. This transaction accelerated the recognition of the related note discounts and resulted in a $1,066,732 charge.

On March 6, 2024, the Company paid $300,973 of principal and accrued interest on the November 2023 Notes. Following this payment, the remaining outstanding balance of principal and interest on Senior Notes was $898,380. This transaction accelerated the recognition of the related note discounts and resulted in a $111,928 charge.

On August 14, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with the accredited investors to exchange $930,052 of principal and accrued interest on the September 2023 Notes for 930 shares of newly issued Series B convertible preferred stock (“Series B Preferred Stock”) at a purchase price of $1,000 per share. The Series B Preferred Stock is convertible into Common Stock at an initial conversion price (“Conversion Price”) of $0.234 per share. Following these exchanges, the remaining outstanding balance of principal and interest on the Senior Notes was $0. This transaction accelerated the recognition of the related note discounts and resulted in a $6,585 charge.

The following table reconciles the aggregate amount for the Senior Notes as well as the unamortized deferred financing costs and debt discounts relating to the derivative liabilities and warrant liabilities.

	September 30, 2024	December 31, 2023
Note Payable	$–	$2,594,118
Less: Unamortized Discounts and Deferred Financing Costs
Warrants	–	(557,582)
Derivative	–	(235,628)
Deferred financing costs	–	(675,184)
	–	(1,468,394)
	$–	$1,125,724

NOTE 10. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company so elects. The U.S. licensed patents that are currently issued expire between 2026 and 2029, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $12,500 for the three months ended September 30, 2024, and 2023, respectively, and $37,500 for the nine months ended September 30, 2024, and 2023, respectively, as Cost of Revenue.

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

NOTE 11. STOCKHOLDERS’ EQUITY

The Company filed an Amended and Restated Certificate of Incorporation on April 21, 2022, as part of the Company’s initial public offering. The Company was authorized to issue two classes of stock to be designated, respectively, “common stock” and “preferred stock.” The total number of shares which the Company was authorized to issue was two hundred twenty million (220,000,000) shares. Two hundred million (200,000,000) shares were authorized to be common stock, having a par value per share of $0.00001. Twenty million (20,000,000) shares were authorized to be preferred stock, having a par value per share of $0.00001. As of September 30, 2024, the Company had 10,044,728 common shares outstanding.

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

White Lion Equity Line Agreement

On October 9, 2023, the Company entered into an equity line common stock purchase agreement (the “Equity Line Purchase Agreement”) and a related registration rights agreement with White Lion Capital, LLC (“White Lion”). Pursuant to the Equity Line Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $10,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Equity Line Purchase Agreement.

Pursuant to the Equity Line Purchase Agreement, the Company issued to White Lion 1,050,000 newly issued common shares for proceeds of $304,500 on April 26, 2024. Through September 30, 2024, the Company has issued 1,800,000 shares to White Lion for total proceeds of $3,216,981.

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

Series B Preferred Stock

On August 14, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with accredited investors to exchange $930,052 of principal and accrued interest on the September 2023 Notes for 930 shares of newly issued Series B convertible preferred stock (“Series B Preferred Stock”) at a purchase price of $1,000 per share. The Series B Preferred Stock is convertible into Common Stock at an initial conversion price (“Conversion Price”) of $0.234 per share.

Cumulative preferred dividends capitalized as of September 30, 2024 are $12,142.

Series C Preferred Stock Financing

On September 30, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock and warrants financing. The Company has received $1,000,000 of gross proceeds in connection with the closing of this financing. The Company issued 1,000 shares of Series C convertible preferred stock (“Series C Preferred Stock”) at a purchase price of $1,000 per share of Series C Preferred Stock. The Series C Preferred Stock is convertible into Common Stock at an initial conversion price (“Conversion Price”) of $0.1759 per share of Common Stock. The Company also issued warrants exercisable for 5,685,049 shares of Common Stock with a 5.5 year term and an initial exercise price of $0.1759 per share.

The Preferred Stock key terms are summarized as follows:

Preference Amounts	Issue Date	Total Face Value of Investment	Issue Purchase Price/Share

Series B Preferred Stock	8/14/2024	$930,052	$1,000
•	ranks senior to the Common Stock with respect to dividends and rights upon liquidation
•	Stated value of $1,000 per preferred share
•	10% per annum dividend rate payable in cash or stock; Company has the option to cumulate or “capitalize” or dividends, in which case the accrued dividend amount shall be added to the stated value
•	has a liquidation preference equal to the greater of (a) 125% of the applicable liquidation value and (b) the amount per share such holder would receive if such holder converted the preferred shares into common stock immediately prior to the date of such payment
•	convertible into common stock at the option of the holder at an initial fixed conversion price of $0.234 per share of common stock, subject to exchange cap and beneficial ownership limitations
•	conversion price is subject to certain price-based anti-dilution adjustments in the event that the Company issues or sells any shares of common stock for a consideration per share less than the conversion price then in effect
•	at any time, the Company has the right to redeem all, but not less than all, of the preferred shares then outstanding in cash at a price equal to at a 25% premium to the greater of (i) the applicable redemption amount and (ii) the equity value of the shares of our common stock underlying the preferred shares included in the applicable redemption amount
•	no voting rights except as otherwise required by law (or with respect to approval of certain actions)

Series C Preferred Stock	9/30/2024	$1,000,000	$1,000
•	ranks senior to the common stock with respect to dividends and rights upon liquidation
•	Stated value of $1,000 per preferred share
•	10% per annum dividend rate payable in cash or stock; Company has the option to cumulate or “capitalize” or dividends, in which case the accrued dividend amount shall be added to the stated value
•	has a liquidation preference equal to the sum of (i) the Black Scholes value of the warrants issued in connection with the Series C Preferred Stock and (ii) the greater of (a) 125% of the applicable liquidation value and (b) the amount per share such holder would receive if such holder converted the preferred shares into common stock immediately prior to the date of such payment
•	convertible into common stock at the option of the holder at an initial fixed conversion price of $0.1759 per share of common stock, subject to exchange cap and beneficial ownership limitations
•	conversion price is subject to certain price-based anti-dilution adjustments in the event that the Company issues or sells any shares of common stock for a consideration per share less than the conversion price then in effect
•	at any time, the Company has the right to redeem all, but not less than all, of the preferred shares then outstanding in cash at a price equal to at a 25% premium to the greater of (i) the applicable redemption amount and (ii) the equity value of the shares of our common stock underlying the preferred shares included in the applicable redemption amount
•	no voting rights except as otherwise required by law (or with respect to approval of certain actions)
•	In connection with the Series C Preferred Stock, the Company also issued warrants exercisable for 5,685,049 shares of common stock with a 5.5 year term and an initial exercise price of $0.1759 per share

Warrants

The following table summarizes the Company’s outstanding warrants as of September 30, 2024. The warrants and related strike prices have been adjusted to reflect the 2024 Stock Split.

Issue Date	Strike Price	Number Outstanding	Expiration
April 21, 2022 (1)	$69.60	155,610	April 21, 2027
April 21, 2022	$87.04	10,825	April 21, 2027
April 21, 2022	$69.60	26,673	April 21, 2027
May 16, 2023	$0.29	77,010	May 16, 2028
November 21, 2023	$0.29	46,556	November 21, 2028
November 21, 2023	$0.00001	1,576	November 21, 2028
February 27, 2024	$0.58	10,350,000	February 27, 2029
August 27, 2024 (2)	$0.1759	400,000	August 27, 2029
September 30, 2024 (2)	$0.1759	5,685,049	April 1, 2030

(1)	These warrants were issued as part of the Company’s initial public offering completed April 2022, and trade on Nasdaq under the ticker symbol “ACONW.”
(2)	The per share exercise price of these warrants is subject to a “ratchet” adjustment if the Company issues securities at an effective per share price lower than the then effective warrant exercise price. The strike price of $0.1759 is current through the Series C preferred stock issuance closed September 30, 2024.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	Three Months Ended September 30,
	2024	2023
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(1,378,318)	$(998,010)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	9,430,357	513,172
Weighted average shares issuable for vested restricted stock units and pre-funded warrants	7,514	19,756
	$9,437,871	$532,928

	Nine Months Ended September 30,
	2024	2023
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(5,015,497)	$(3,646,027)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	7,688,398	503,334
Weighted average shares issuable for vested restricted stock units and pre-funded warrants	10,775	12,642
	$7,699,173	$515,975

The following outstanding potentially dilutive securities were excluded from the weighted average calculation of dilutive loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	September 30, 2024	September 30, 2023

Preferred stock (as-converted)	1,514,912	–
Warrants	10,239,459	3,809,619
Restricted stock units	15,734	780,297
Stock options	169,458	2,738,820
	11,939,563	7,328,736

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

No options were granted in the nine months ended September 30, 2024.

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

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A summary of option activity under the Company’s incentive plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Balance at December 31, 2023	169,456	$31.15	7.5
Options granted	–	–	–
Options exercised	–	–	–
Options forfeited/expired	–	–	–
Balance at September 30, 2024	169,456	$31.15	6.7

Exercisable at December 31, 2023	147,977	$30.57	7.4
Exercisable at September 30, 2024	158,468	$30.91	6.7

The aggregate intrinsic value of options outstanding at September 30, 2024 is $0. The aggregate intrinsic value of vested and exercisable options at September 30, 2024 is $0.

As of September 30, 2024, there was approximately $154,839 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the next 12 months.

Restricted Stock Units

In the nine months ended September 30, 2024, the Company had no new grants of RSUs under the 2022 Plan.

Post-split RSU activity under the 2022 Plan was as follows for the nine months ended September 30, 2024:

	RSU’s Outstanding	Weighted-Average Grant-Date Fair value per Unit
Nonvested as of December 31, 2023	15,749	$10.72
Granted	–	–
Vested	(5,469)	10.57
Forfeited	(10,280)	10.80
Nonvested as of September 30, 2024	–	$–

The grant date fair value for a RSU is the market price of the common stock on the date of grant. The total share-based compensation expense related to RSUs recognized during the nine months ended September 30, 2024, was $57,824.

As of September 30, 2024, there was approximately $0 total unrecognized compensation cost related to non-vested RSUs.

As of September 30, 2024, the Company has no obligation to issue shares of common stock associated with vested Restricted Stock Units.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales and marketing	$17,091	$79,608	$57,824	$186,604
Research and development	1,971	2,055	6,081	7,670
General and administrative	55,644	55,644	166,932	162,195
Total share based compensation	$74,706	$137,307	$230,837	$356,469

NOTE 14. SUBSEQUENT EVENTS

None.

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

Results of operations

For the Three Months Ended September 30, 2024, and 2023:

The following table summarizes our results of operations for the three months ended September 30, 2024, and 2023.

	Three Months Ended September 30,
	2024	2023	$ Change
Revenue
Revenue	$14,407	$19,065	$(4,658)
Cost of revenue	21,332	19,558	1,774
Gross profit (loss)	(6,925)	(493)	(6,432)

Operating expenses:
Sales and marketing	232,775	192,896	39,879
Research and development	195,797	198,252	(2,455)
General and administrative	860,461	770,534	89,927
Total operating expenses	1,289,033	1,161,682	127,351

(Loss) from operations	(1,295,958)	(1,162,175)	(133,783)

Other income (expense):
Interest expense	(71,527)	(166,332)	94,805
Loss on exchange of debt	(6,585)	–	(6,585)
Loss on extinguishment of debt	–	–	–
Changes in fair value of warrant and derivative liabilities	7,591	330,252	(322,661)
Other, net	303	245	58
Total other (expense)	(70,218)	164,165	(234,383)

(Loss) before income taxes	(1,366,176)	(998,010)	(368,166)
Income tax provision	–	–	–
Net income (loss)	$(1,366,176)	$(998,010)	$(368,166)

Dividends accrued for preferred stockholders	(12,142)	–	(12,142)
Net (loss) allocable to common stockholders	$(1,378,318)	$(998,010)	$(380,308)
Net (loss) per share allocable to common stockholders	$(0.15)	$(1.87)	$1.72
Weighted average shares of common stock outstanding, basic and diluted	9,437,871	532,928	8,904,943

Total revenues. Total revenues for the quarter ended September 30, 2024 were $14,407, which was a decrease of $4,658, or 24%, from $19,065 for the quarter ended September 30, 2023. The decrease in revenues was driven primarily by the conclusion of certain clinical activity at customer sites utilizing NOCISCAN ® reports, offset in part by an increase in patient-pay reports.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (Radnet), and credit card fees. Total cost of revenue was $21,332 for the quarter ended September 30, 2024, compared to $19,558 for the quarter ended September 30, 2023, an increase of 9%. This increase was primarily due to a change in revenue mix that increased partner fees.

Sales and Marketing. Marketing expenses include post-market clinical and reimbursement consulting, salaries, website support, press releases, conferences, travel, and shared-based compensation for Key Opinion Leaders. Sales and marketing expenses were $232,775 for the quarter ended September 30, 2024, compared to $192,896 for the quarter ended September 30, 2023, an increase of $39,879, or 21%. Post-market clinical expenses increased as the Company focused on the initiation of the Clarity trial. Marketing expenses also increased with the number of press releases year-over-year. There was a partial favorable offset as shared-based compensation decreased in the third quarter of 2024 with the conclusion of Key Opinion Leader grant periods.

Research and Development. Research and development expenses were $195,797 for the quarter ended September 30, 2024, compared to $198,252 for the quarter ended September 30, 2023, a decrease of $2,455, or 1%.

General and Administrative. General and administrative expenses were $860,461 for the quarter ended September 30, 2024, an increase of $89,927, or 12%, from $770,534 for the quarter ended September 30, 2023. For the quarter ended September 30, 2024, there was increased investment in investor relations and consulting, offset in part by reduced bonus expense, D&O insurance premiums, and legal fees compared to the quarter ended September 30, 2023.

Other Income (Expense).

Interest expense was $71,527 for the quarter ended September 30, 2024, a decrease of $94,805 from the $166,332 incurred during the quarter ended September 30, 2023. This decrease in interest expense was due to the ongoing retirement of debt over the nine month period ended September 30, 2024.

The Company’s warrant and derivative liabilities are recorded at fair value as of each reporting date (see Note 3 to the condensed financial statements). For the quarter ended September 30, 2024, the Company recorded a favorable adjustment in fair value of $7,591.

For the Nine Months Ended September 30, 2024, and 2023:

The following table summarizes our results of operations for the nine months ended September 30, 2024, and 2023.

	Nine Months Ended September 30,
	2024	2023	$ Change
Revenue
Revenue	$35,492	$61,607	$(26,115)
Cost of revenue	64,102	56,312	7,790
Gross profit (loss)	(28,610)	5,295	(33,905)

Operating expenses:
Sales and marketing	638,869	577,969	60,900
Research and development	636,940	652,657	(15,717)
General and administrative	2,402,408	2,524,308	(121,900)
Total operating expenses	3,678,217	3,754,934	(76,717)

(Loss) from operations	(3,706,827)	(3,749,640)	42,812

Other income (expense):
Interest expense	(535,199)	(214,850)	(320,349)
Loss on exchange of debt	(1,073,317)	–	(1,073,317)
Loss on extinguishment of debt	(111,928)	–	(111,928)
Changes in fair value of warrant and derivative liabilities	330,632	318,452	12,180
Other, net	93,284	11	93,273
Total other (expense)	(1,296,528)	103,613	(1,400,141)

(Loss) before income taxes	(5,003,355)	(3,646,027)	(1,357,328
Income tax provision	–	–	–
Net income (loss)	$(5,003,355)	$(3,646,027)	$(1,357,328)

Dividends accrued for preferred stockholders	(12,142)	–	(12,142)
Net (loss) allocable to common stockholders	$(5,015,497)	$(3,646,027)	$(1,369,470)
Net (loss) per share allocable to common stockholders	$(0.65)	$(7.07)	$6.42
Weighted average shares of common stock outstanding, basic and diluted	7,699,173	515,975	7,183,198

Total revenues. Total revenues for the nine months ended September 30, 2024 were $35,492, which was a decrease of $26,115, or 42%, from $61,607 for the nine months ended September 30, 2023. The decrease in revenues was driven primarily by the conclusion of certain clinical activity at customer sites utilizing NOCISCAN ® reports.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (Radnet), and credit card fees. Total cost of revenue was $64,102 for the nine months ended September 30, 2024, compared to $56,312 for the nine months ended September 30, 2023, an increase of 14%, driven by a price increase related to hosting costs and a change in revenue mix that increased partner fees.

Sales and Marketing. Marketing expenses include post-market clinical and reimbursement consulting, salaries, website support, press releases, conferences, travel, and shared-based compensation for Key Opinion Leaders. Sales and marketing expenses were $638,869 for the nine months ended September 30, 2024, compared to $577,969 for the nine months ended September 30, 2023, an increase of $60,900, or 11%. Increased post-market clinical expense related to the Clarity trial, greater marketing expense, and increased benefits costs were offset in part by a reduction in restricted stock vesting expense related to the Company’s engagement of Key Opinion Leaders.

Research and Development. Research and development expenses were $636,940 for the nine months ended September 30, 2024, compared to $652,657 for the nine months ended September 30, 2023, a decrease of $15,717, or 2%.

General and Administrative. General and administrative expenses were $2,402,408 for the nine months ended September 30, 2024, a decrease of $121,900 or 5%, from $2,524,308 for the nine months ended September 30, 2023. The decrease was driven by reduced bonus accruals, lower personnel expense, and decreased D&O insurance premiums, offset in part by higher legal and finance support costs and increased investment in investor relations.

Other Income (Expense).

Interest expense was $535,199 for the nine months ended September 30, 2024, an increase of $320,349 from the $214,850 incurred during the nine months ended September 30, 2023. This increase in interest expense was due to the increase in debt taken on by the Company in 2023. In May, September and November 2023 the Company issued $2,594,118 aggregate principal amount of unsecured non-convertible notes to certain accredited investors. (see Note 9 to the condensed financial statements).

The Company incurred losses for the nine months ended September 30, 2024, on three transactions to reduce debt. The first transaction took place between January 22 and January 29, 2024, whereby the Company entered into a series of exchange agreements with investors to issue an aggregate of 644,142 post-split shares of common stock in exchange for $1,519,779 principal and accrued interest on the notes. This transaction accelerated the recognition of the related note discounts and resulted in a $1,066,732 charge. The second transaction was on March 6, 2024, whereby the Company paid $300,974 of principal and accrued interest on the notes. This transaction accelerated the recognition of the related note discounts and resulted in a $111,928 charge. The third transaction was on August 14, 2024, whereby the Company entered into an exchange agreement with investors to issue an aggregate of 930 shares of B-Series convertible preferred stock in exchange for $930,052 principal and accrued interest on the notes.

The Company’s warrant and derivative liabilities are recorded at fair value as of each reporting date (see Note 3 to the condensed financial statements). For the nine months ended September 30, 2024, the Company recorded a favorable adjustment in fair value of $330,632.

Other net income of $93,284 for the nine months ended September 30, 2024, included a favorable discount to accounts payable of $117,985, offset in part by a $25,000 penalty paid to investors related to a failure to timely register certain commitment shares.

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

Revenue Recognition

The Company derives its revenues from one source, the delivery of Nociscan reports to medical professionals. Revenues are recognized when a contract with a customer exists, and the control of the promised services are transferred to our customers. The amount of revenue recognized reflects the consideration the Company expects to receive in exchange for those services. Our revenues are generated from contracts with customers in the United States and internationally.

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

Going Concern

The Company believes that the net proceeds from the common shares offered at-the-market in August 2024 and the issuance of C-Series preferred stock in September 2024 will be sufficient to fund current operating plans into December 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development. Management plans to secure such additional funding.

As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Liquidity and capital resources

Sources of liquidity

To date, the Company has financed operations primarily through public and private offerings of our debt and equity securities and PPP loans that were forgiven.

During the nine months ended September 30, 2024, the Company completed a public offering of 5,175,000 units (“Units”) at a price of $0.58 per Unit, for gross proceeds of approximately $3.0 million, before deducting offering expenses. Additionally, the Company raised approximately $1.4M of net proceeds from an equity line in January 2024 and $0.3M in April 2024, retired approximately $930K of debt in exchange for 930 shares of B-Series preferred stock in August 2024, issued common stock pursuant to our Reg A+ offering of $529K, and issued 1,000 shares of C-Series preferred stock in September 2024 for proceeds of $1.0M.

As of September 30, 2024, the Company had cash, including $10,000 of restricted cash, of $1,322,098. The Company believes that this cash will be sufficient to fund current operating plans into December 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development. Management plans to secure such additional funding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023

Cash used in operating activities	$(4,348,748)	$(2,913,165)
Cash used in investing activities	(261,220)	(85,603)
Cash provided by financing activities	4,900,996	1,687,412
Net increase (decrease) in cash	$291,028	$(1,311,356)

Operating activities

During the nine months ended September 30, 2024, operating activities used $4,348,748 of cash. The Company significantly reduced accounts payable, primarily legal expenses that had accrued over time, and significantly reduced accrued expenses including payroll, bonuses, board compensation, and audit fees. During the nine months ended September 30, 2023, operating activities used $2,913,165 of cash. This use of cash consisted primarily of employee compensation and benefit expense, general liability insurance, contractor compensation, and audit and legal fees.

Investing activities

During the nine months ended September 30, 2024, and 2023, investing activities used $261,220 and $85,603 of cash, respectively. These investing activities consisted almost entirely of patent and license maintenance.

Financing activities

Between January 4 and January 8, 2024, and pursuant to the Equity Line Purchase Agreement, the Company issued to White Lion 452,343 newly issued common shares for proceeds of $1,449,532. On April 26, 2024, the Company issued 1,050,000 common shares for proceeds of $304,500.

Between January 22 and January 29, 2024, the Company entered into a series of exchange agreements (the “Exchange Agreements”) with the accredited investors to exchange principal and accrued interest on the May 2023 Notes for shares of common stock. Pursuant to the Exchange Agreements, the Company issued an aggregate of 644,142 post-split shares of common stock in exchange for $1,519,779 principal and accrued interest on the May 2023 Notes.

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

On March 6, 2024, the Company paid $300,973 of principal and accrued interest on the November 2023 Notes.

Between August 12 and August 27, 2024, the Company issued 1,825,000 shares of common stock pursuant to our Reg A+ offering for proceeds of $529K.

On August 14, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with the accredited investors to exchange $930,052 of principal and accrued interest on the September 2023 Notes for 930 shares of newly issued Series B convertible preferred stock (“Series B Preferred Stock”) at a purchase price of $1,000 per share.

On September 30, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock and warrants financing. The Company has received $1,000,000 of gross proceeds in connection with the closing of this financing. The Company issued 1,000 shares of Series C convertible preferred stock (“Series C Preferred Stock”) at a purchase price of $1,000 per share of Series C Preferred Stock. The Series C Preferred Stock is convertible into Common Stock at an initial conversion price (“Conversion Price”) of $0.1759 per share of Common Stock. The Company also issued warrants exercisable for 5,685,049 shares of Common Stock with a 5.5 year term and an initial exercise price of $0.1759 per share.

During the nine months ended September 30, 2023, the Company sold one (1) share of the Company’s newly designated Series A preferred stock to Jeffrey Thramann, the Company’s Executive Chairman, for a purchase price of $1,000. The share of Series A preferred stock had proportional voting rights that were limited to the proposal to approve a reverse stock split of the Company’s common stock. Following the March 24, 2023, special meeting, the Company redeemed the one outstanding share of Series A preferred stock on March 28, 2023, in accordance with its terms. The redemption price was $1,000. No Series A preferred stock remains outstanding.

During the nine months ended September 30, 2023, the Company issued $1,437,500 May 2023 Notes, with a maturity date of May 16, 2024, for cash proceeds of $1,250,000. The May 2023 Notes contained an original issue discount of 15.0% and accrued interest at an annual rate of 8.0%.

In September 2023, as agreed to during the issuance of the May 2023 Notes, the Company exercised their right to an additional financing, issuing $862,500 September 2023 Notes that mature on September 1, 2024, for cash proceeds of $750,000. The September 2023 Notes contained an original issue discount of 15.0% and accrued interest at an annual rate of 8.0%.

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

Contractual obligations and commitments

The Company does not have any contractual obligations not otherwise on our balance sheet as of September 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

During the nine months ended September 30, 2024, the Company worked with an outside firm to establish best practices to improve our required disclosure about our internal control over financial reporting.

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

The Company did engage an outside firm in the third quarter of 2023 to provide accounting support and increased segregation of duties. During the nine months ended September 30, 2024, the Company continued to work with the outside firm to establish best practices over time that enhance internal control over financial reporting.

Other than the applicable remediation efforts described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		IPO Underwriting Agreement dated April 21, 2022	8-K	04-27-2022	1.1
1.2		Form of 2024 Placement Agent Agreement	S-1/A	03-23-2024	1.1
3.1		Amended and Restated Certificate of Incorporation of the Company	8-K	04-27-2022	3.1
3.2		Certificate of Amendment dated January 3, 2024 to the Amended and Restated Certificate of Incorporation	8-K	01-04-2024	3.1
3.3		Bylaws of the Company	8-K	04-27-2022	3.2
3.4		Certificate of Designation of Series A Preferred Stock	8-K	02-17-2023	3.1
3.5		Amendment to Bylaws dated June 12, 2024	8-K	06-18-2024	3.1
3.6		Series B Convertible Preferred Stock Certificate of Designations dated August 14, 2024	8-K	08-16-2024	3.1
3.7		Series C Convertible Preferred Stock Certificate of Designations dated September 30, 2024	8-K	10-01-2024	3.1
4.1		Form of Common Stock Certificate	10-Q	06-06-2022	4.1
4.2		Form of IPO Public Warrant	8-K	04-27-2022	4.1
4.3		Form of IPO Representative’s Common Stock Purchase Warrant	8-K	04-27-2022	4.2
4.4		Description of Securities	10-Q	06-06-2022	4.4
4.5		2024 Form of Common Warrant	S-1/A	02-06-2024	4.5
4.6		2024 Form of Prefunded Warrant	S-1/A	02-06-2024	4.6
4.7		2024 Form of Warrant Agency Agreement	S-1/A	02-23-2024	4.7
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	03-23-2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	03-23-2022	10.2
10.3	#	Employment Agreement of John Lorbiecki	S-1/A	03-23-2022	10.3
10.4	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	01-06-2022	10.4
10.5		Senior Secured Bridge Note	S-1/A	03-04-2022	10.5
10.6		License Agreement with UCSF the Regents of the University of California	S-1	01-06-2022	10.6
10.7		Amendment to UC License Agreement	S-1/A	03-04-2022	10.7
10.8	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	03-23-2022	10.8
10.9		Amended and Restated Investor Rights Agreement dated July 27, 2017	S-1/A	03-23-2022	10.9
10.10		First Amendment to Amended and Restated Investor Rights Agreement dated February 20, 2020	S-1/A	03-23-2022	10.10
10.11		NuVasive SAFE (Simple Agreement for Future Equity) dated February 28, 2020	S-1/A	03-23-2022	10.11
10.12	**	Right of First Offer Agreement	S-1/A	03-23-2022	10.12
10.13		First Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.13
10.14		Second Amendment to Right of First Offer Agreement	S-1/A	03-23-2022	10.14
10.15		Convertible Note and Warrant Purchase Agreement	S-1/A	03-23-2022	10.16
10.16		Warrant Agent Agreement dated April 21, 2022	8-K	04-27-2022	10.1
10.17		Siemens Strategic Collaboration Agreement	S-1	01-06-2022	10.17

10.18	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	01-06-2022	10.20
10.19	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	01-06-2022	10.21
10.20	#	Nocimed, Inc. 2015 Stock Plan	S-8	05-26-2022	99.4
10.21	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	05-26-2022	99.5
10.22		Securities Purchase Agreement dated February 16, 2023 between Aclarion, Inc. and Jeffrey Thramann	8-K	02-17-2023	10.1
10.23		Form of Securities Purchase Agreement	8-K	05-17-2023	10.1
10.24		Form of Unsecured Non-Convertible Note	8-K	05-17-2023	10.2
10.25		Form of Common Stock Warrant	8-K	05-17-2023	10.3
10.26		Form of Registration Rights Agreement	8-K	05-17-2023	10/4
10.27		Waiver Related to Unsecured Non-Convertible Notes	8-K	08-14-2023	10.1
10.28		White Lion Purchase Agreement	8-K	10-10-2023	10.1
10.29		White Lion Registration Rights Agreement	8-K	10-10-2023	10.2
10.30		2024 Form of Lock-Up Agreement	S-1/A	02-06-2024	10.31
10.31		2024 Form of Securities Purchase Agreement	S-1/A	02/23/2024	10.32
10.32		Form of Securities Purchase Agreement dated November 21, 2023	8-K	11-22-2023	10.1
10.33		Form of Unsecured Non-Convertible Note dated November 21, 2023	8-K	11-22-2023	10.2
10.34		Form of Common Stock Warrant dated November 21, 2023	8-K	11-22-2023	10.3
10.35		Form of Registration Rights Agreement dated November 21, 2023	8-K	11-22-2023	10.4
10.36		Form of January 2024 Exchange Agreement	8-K	01-23-2024	10.1
10.37		Form of Subscription Agreement	1-A/A	06-20-2024	4.1
10.38		Form of Exchange Agreement dated August 14, 2024	8-K	08-16-2024	10.1
10.39		Form of Warrant Purchase Agreement dated August 14, 2024	8-K	08-29-2024	10.2
10.40		Form of Securities Purchase Agreement dated September 30, 2024	8-K	10-01-2024	10.1
10.41		Form of Common Stock Warrant dated September 30, 2024	8-K	10-01-2024	10.2
10.42		Form of Registration Rights Agreement dated September 30, 2024	8-K	10-01-2024	10.3
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Aclarion Clawback Policy	10-K	03-28-2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

	By:	/s/ John Lorbiecki
John Lorbiecki
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 14, 2024

