Form 10-K
period 2024-12-31
Aclarion, Inc.
filed 2025-04-09
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,332,716 based on a closing price of $2,575.68 (adjusted for 2025 Stock Splits) per share as quoted by the Nasdaq Capital Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 9, 2025, 582,371 shares of the registrant’s common stock, $0.00001 par value per share, were outstanding.

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

The core technology Aclarion employs is MR Spectroscopy. The patient experience when undergoing an MRS exam is exactly like that of a standard MRI, with the exception of an additional 3-5 minutes for each disc undergoing a spectroscopy exam. Whereas a standard MRI produces a signal that is converted into anatomical images, an MRS produces a signal that is converted into a waveform that identifies the chemical composition of tissues. Just like with standard MRIs, the data from spectroscopy is useless without technologies that can process the data. Aclarion has developed proprietary signal processing software that transforms spectroscopy data into clear biomarkers. These biomarkers, which are exclusively licensed from the Regents of University of California, San Francisco (“UCSF”), are the key data inputs for our proprietary algorithms that, when applied, determine if an intervertebral disc is consistent with pain. Our patent portfolio includes 24 U.S. Patents, 17 Foreign Patents, 6 pending U.S. patent applications, and 7 pending Foreign patent applications, including patents and patent applications exclusively licensed from Regents of the University of California.

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

Because we believe that spectroscopy is not widely used for any clinical purposes today, there are practical limitations to the market opportunity that must be addressed. We believe the two biggest limitations may be the lack of deployment of spectroscopy software across the installed base of existing MRIs worldwide, and the fact that only certain MR scanner models are compatible with our technology. For compatible MRI sites that do not currently have spectroscopy software installed, the onetime cost of the software ranges from $25,000 to $50,000. Currently, our NOCISCAN platform is only compatible with certain MR scanner models provided by SIEMENS, of which there are an estimated 1,500 in the United States, and 4,320 worldwide. We plan to collaborate with other MRI scanner vendors, as well as SIEMENS, to establish compatibility with their respective scanners and MRS capabilities for use with our products. That may allow us to include discounted pricing on spectroscopy software for MRI sites interested in providing DLBP patients with the NOCISCAN offering. In the first quarter of 2025, we engaged with our first customer using PHILIPS MRS capabilities with our NOCISCAN platform. This initial engagement exemplifies our plan to utilize MRS beyond SIEMENS.

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

Transactions with NuVasive, Inc. (not adjusted for subsequent stock splits)

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

(a)    NOCISCAN MRS Exam Protocol: We have developed a custom software protocol and technique for using commercially available MRS pulse sequences in scanning intervertebral discs which extends the time of a standard lumbar MRI exam by an average of about 30 minutes for 5 lumbar discs. The custom protocol is a proprietary series of settings and instructions for MRS to conduct the NOCISCAN exam to obtain optimal and reliable MRS data. This protocol is not a product sold by the Company. The software protocol was created by Aclarion for insertion within a pre-existing software file format and is downloaded onto the MRS by the MRS owner, for use within the MRS’s operating system environment. Currently, our software protocol is compatible with only certain MRS models and operating systems available from SIEMENS and PHILIPS, as those models specifically provide for user-defined customizations available for running our custom pulse sequences on SIEMENS and PHILIPS MRS equipment.

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

Although we believe that we are addressing a large U.S. and European market, there are practical limitations to the market opportunity that must be overcome by us. We believe the two biggest limitations are the lack of deployment of spectroscopy software across the install base of existing MRI’s worldwide and the fact that only certain MR scanner models are compatible with our technology. For compatible MRI machines, that do not have spectroscopy hardware and software installed, the onetime cost of the hardware and software ranges from $25,000 to $50,000. Currently, our NOCISCAN platform is only compatible with certain MR scanner models provided by SIEMENS, of which there are an estimated 1,500 in the United States, and 4,320 worldwide. We plan to collaborate with other MRI scanner vendors to establish compatibility of their respective scanners and MRS capabilities for use with our products, to include discounted pricing on spectroscopy software for MRI sites interested in providing DLBP patients with the NOCISCAN offering. In the first quarter of 2025, we engaged with our first customer using PHILIPS MRS capabilities with our NOCISCAN platform. This initial engagement exemplifies our plan to utilize MRS beyond SIEMENS.

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

RadNet

Five of the Company’s imaging centers that are fully operational to perform NOCISCAN’s are owned by RadNet, Inc., (“RadNet”) a leading provider of outpatient imaging centers in the United States. RadNet currently operates 399 outpatient imaging centers across eight states. The New York/New Jersey area is one of our top targets for early commercialization post IPO and we expect to leverage RadNet’s extensive relationship with commercial payers to secure introductions that we believe will lead to early coverage decisions from payers in support of our growth plans. Although we have ambitions to grow the RadNet relationship, the current arrangement is limited to the flow of revenue between Aclarion and RadNet for the performance of an MRS exam by RadNet and the subsequent generation of a Nociscan report by Aclarion.

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

As of December 31, 2024, our intellectual property portfolio has 24 issued patents and 6 pending patent applications in the U.S., and 17 patent grants and 7 pending patent applications outside the United States. The overall patent portfolio includes patents and patent applications that are (i) assigned exclusively to the Company, (ii) assigned exclusively to the Regents of the University of California but exclusively licensed to the Company, and (iii) assigned to both the Company and the Regents of the University of California (also exclusively licensed to the Company). Many of these patents relate to, inventions involved in, the Company’s first product, the NOCISCAN product suite for post-processing disc MRS exam data. Others relate to potential enhancements of the NOCISCAN disc MRS exam (as conducted at the MR scanner) and also other alternative diagnostic approaches (e.g. molecular imaging and gene expression testing). Our portfolio of patents and patent applications, if issued, are expected to expire between January 30, 2026 and June 16, 2037 in the U.S., in each case without considering any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

Employees

As of January 1, 2025, we had 6 total employees, 2 of whom were engaged in full-time research and development activities, 1 engaged in strategy and business development, and 3 of whom were engaged in general administration. We believe that we maintain good relations with our employees.

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

We may take advantage of these provisions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

•	We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we do achieve profitability, we may not be able to sustain it;

•	We believe our current cash resources, including funding received subsequent to year end, will be sufficient to fund our current operating plans into the third quarter of 2026. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise additional capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies and product candidates;

•	Our stock price may be volatile, and the value of our common stock and IPO Warrants may decline;

•	We have identified a material weakness in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud;

•	We may not be able to maintain our compliance with the continued listing requirements of the Nasdaq Capital Market and a delisting could limit the liquidity of our stock, increase its volatility and hinder our ability to raise capital.

•	We currently rely on our technology for use in assisting doctors to diagnose chemically painful discs causing discogenic low back pain, as well for supporting other diagnoses, treatments, and research related to lumbar disc chemistry. If we are not successful in marketing and enhancing awareness of our technology, driving adoption across our current target population, increasing referrals, and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected;

•	Currently, we can only market our product in the United States and certain countries observing CE mark regulations. Regulatory approvals that currently apply to our products include assessments where we determine the appropriate regulatory pathway for our products. Although we use regulatory consultants to assist in the self-registration processes and determinations, it is possible a regulator could disagree with our analysis. It is also possible that regulations relating to how we market our products may change. In addition, to maintain our ability to market our products under the approved regulations, we are required to adhere to multiple protocols in order to maintain regulatory approvals. The Company has failed to adequately follow protocols in the past and it is possible this may happen again in the future. If there is a change in our ability to market our products it may harm our sales, business, financial condition and results of operations;

•	Our commercial success will depend on attaining significant market acceptance of our technology among patients, clinicians (primarily spine surgeons and pain management physicians) and imaging facilities, as well as increasing the number of patients who are prescribed for use of our diagnostic technology. If we are unable to successfully achieve substantial market acceptance and adoption of our technology, our sales, business, financial condition and results of operations would be harmed;

•	Our commercial software products currently depend on compatible use with a limited number of MR scanners that are provided by MR scanner vendors, SIEMENS and PHILIPS, which limits our ability to address the total potential patient population that our products could otherwise address in commercial sales. There are risks related to the on-going compatibility, shortages, price fluctuations, and ability to grow the number of compatible MR scanner platforms that, if realized, could harm our sales, business, financial condition, and results of operations;

•	If we are unable to obtain, maintain, protect, enforce and defend patent or other intellectual property protection for our technology, or if the scope of our patents and other intellectual property protections is not sufficiently broad, or as a result of our existing or any future out-licenses of our intellectual property, our competitors could develop and commercialize products similar to or competitive with our products and services, our ability to continue to commercialize our technology, or our other products and services, may be harmed.

•	We may be unable to compete successfully with other available alternatives for diagnosing low back pain, including, in particular, identifying painful discs causing discogenic low back pain, which could harm our sales, business, financial condition and results of operations;

•	If adequate reimbursement becomes unavailable for the procedures that use, or could use, our diagnostic technology, or becomes unavailable for providing other ongoing care for patients diagnosed with the assistance of our technology, it could diminish our sales, affect our ability to sell our technology profitably, or could otherwise harm our business, financial condition, and results of operations;

•	Our collection, use, storage, disclosure, transfer and other processing of sensitive and personal information could give rise to significant costs, liabilities and other risks, including, as a result of investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data protection practices, which may harm our business, financial conditions, results of operations;

•	Our current product is supported by a single clinical study at a single clinical center involving one spine surgeon who has a financial interest in the Company. If we are unable to replicate the success of our initial clinical trial, the efficacy of our product may be in question and our sales, business, financial condition and results of operations will be harmed;

•	To reach the full market potential of our product, we will need to leverage advanced machine learning and artificial intelligence technologies (“AI”) to a larger degree than we do today. Introducing new technologies into our products require that we secure new regulatory approvals and demonstrate additional clinical success. If we are unable to secure regulatory approvals for our new products, or if they prove incapable of demonstrating clinical success, our market opportunity will be reduced and our sales, business, financial condition and results of operations may be harmed; and

•	Our current product is dependent on certain processes that are not optimized to support the scaling of our technology. If we are not able to efficiently automate these processes, the Company will not be able to grow and our sales, business, financial condition and results of operations will be harmed.

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

During 2022, 2023, and 2024, the Company received notices from Nasdaq indicating that the Company was not in compliance with (i) Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Stock Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing or (ii) Nasdaq Listing Rule 5550(a)(2) which requires companies listed on The Nasdaq Stock Market to maintain a minimum of a $1.00 bid price for continued listing. The Company regained compliance with the bid price requirement after the completion of its January 2025 reverse stock split. The Company regained compliance with the stockholders’ equity requirement after the completion of the Company’s January 2025 public offering. Although the Company has recently resolved all pending Nasdaq listing compliance issues, there can be no assurance that the Company will be able to maintain compliance with all Nasdaq continued listing requirements in the future.

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

Risks related to financial, operational, commercial and manufacturing matters

The auditors of our December 31,2023 financial statements expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our past working capital deficiency, stockholders’ deficit and recurring losses from operations raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2023, with respect to this uncertainty. As of December 31, 2024, we had cash of approximately $0.46 million. Subsequent to December 31, 2024, the Company raised capital through two registered direct offerings and a public offering (refer to Note 17 – Subsequent Events to our financial statements). We believe our current cash will fund our operating expenses and capital expenditure requirements into the third quarter of 2026. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses. Our net losses were $6,992,927 and $4,911,374 for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $51,262,311. To date, we have devoted our efforts toward securing financing, building and evolving our technology platform, and complying with regulatory requirements as well as initiating marketing efforts for our products. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We believe our current cash resources will be sufficient to fund our current operating plans into the third quarter of 2026. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to invest in clinical studies, sales, marketing, and engineering resources to bring our products to market.

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

Our MR data post-processing software products are only compatible for post-processing disc MRS data acquired via certain scanner models and operating configurations provided by two, third-party scanner vendors - SIEMENS and Philips. There are risks associated with our reliance on these MR scanner vendors, and/or the MR service providers who own and operate the SIEMENS or Philips scanners, to maintain those scanners and their operating configurations in a manner that continues to support compatibility with our products. There are also risks that current compatible scanner platforms may become incompatible as a result of changes made to those scanners by SIEMENS or Philips, or by the scanner owner or related service provider, which would frustrate our ability to continue supporting that MR provider customer with our products. There are also risks that these SIEMENS or Philips scanners do not perform reliably as intended or expected in performing data acquisition exams as required by our post-processing products, which would also frustrate the ability for our products to perform as intended. There is also a risk that SIEMENS and Philips combined lose their install base of compatible MR Scanners due to cannibalization by other non-compatible replacement scanner sales or fail to grow their install base of those compatible scanners, which could adversely affect the number and locations of compatible scanners for our own market share and penetration. Manifestations of these risks becoming actually realized in the marketplace could harm our business, financial condition, and results of operations. We are not subject to any exclusivity agreement or obligations with SIEMENS or Philips, nor do we have any fee sharing, royalty, or other exchange of moneys or payments between us and Siemens or Philips at this time. Initially, the nexus for our focused relationship with Siemens resulted from our determination that SIEMENS scanner models were optimally positioned to support our product. We have had a collaborative relationship with Siemens since 2011 and have been party to a Collaborative Agreement with Siemens since October of 2017, The Collaborative Agreement is terminable at any time by either party if such party is of the opinion that the goals of the Collaborative Agreement cannot be achieved for technical, economic and/or clinical reasons. If Siemens were to terminate its relationship with the Company, it would have a material adverse effect on our business. Subsequent to our newly launched relationship and capability with Philips, the critical single source relationship with Siemens has been largely mitigated and is now shared between two of the top three providers of MRI systems worldwide.

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

Our ability to increase sales of our technology depends, in significant part, on the availability of adequate financial coverage and reimbursement from third-party payors, which include: (i) governmental payors such as the Medicare and Medicaid programs in the United States; (ii) private managed care organizations; and (iii) private health insurers. Third-party payers determine which services and treatments they will cover and establish reimbursement rates for those treatments. While we have secured certain reimbursement codes against which the use of our products can potentially be billed, we do not yet currently bill any third-party payers directly for our technology. The cost of our customers using our technology is currently being paid for by either: (i) billing patients to pay directly (ii) allocation at least in part against payments received by healthcare providers for other procedures conducted in association with the use of our technology, or (c) third-party payer reimbursement payments to one of our customers for approximately 20 patients through the date of this filing. A failure to obtain wide coverage and adequate reimbursement for using our technology in conducting our new diagnostic procedures, or for clinicians providing ongoing patient care based on or related to our diagnostic results could diminish our sales and affect our ability to sell our technology.

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

As of December 31, 2024, we had 5 full-time employees, 1 part-time employee,1 full-time consultant, and 2 part-time consultants. As our sales and marketing strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We plan to continue to develop and execute clinical studies to support reimbursement coverage for using our products, label retention for our products, label expansion for our products into additional claims for diagnosing painful discs and improving patient outcomes and additional thoracic and cervical discogenic back pain patient populations. We may also develop and execute clinical studies for new products or for label expansion for our current products into patient populations suffering from other pain or tissue chemistry-mediated conditions. We may also develop modifications to our products, and conduct related clinical studies, related to expanding indications for post-processing data from other MRS applications in the body. We do not know whether future clinical studies will begin on time, will need to be redesigned, have an adequate number of patients enrolled or be completed on schedule, if at all. The commencement and completion of clinical studies to support label retention and expansion for additional indications or for new products may be delayed, suspended or terminated as a result of many factors, including:

•	the delay or refusal of regulators or Institutional Review Boards, or IRBs, to authorize us to commence a clinical study at a prospective trial site;
•	changes in regulatory requirements, policies and guidelines;
•	delays or failure to reach agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	delays in patient enrollment and variability in the number and types of patients available for clinical studies;
•	the inability to recruit, enroll, or retain a sufficient number of patients;
•	deviations by our CROs or clinical sites from the trial protocol or study discontinuation by participants, investigators, or study sites;
•	safety or tolerability concerns that could cause us to suspend or terminate a trial if we find that the participants are being exposed to unacceptable health risks;
•	regulators, Institutional Review Boards (“IRBs”), Ethics Committees or Data Safety Monitoring Boards requiring that we or our investigators or study sites suspend or terminate clinical studies for various reasons, including noncompliance with GCP or other regulatory requirements or safety concerns;

•	lower than anticipated retention rates of patients and volunteers in clinical studies;
•	failure of our CROs or clinical studies sites to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	delays relating to identifying and engaging with and adding new clinical study site that have access to compatible MR scanners for using our products; and
•	exceeding budgeted costs.

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

Failure to comply with applicable U.S. requirements regarding promoting, manufacturing, labeling, and establishing and complying with appropriate quality assurance policies, systems, and practices for our products may subject us to a variety of administrative or judicial actions and sanctions. We currently offer the NOCISCAN product suite via two interactive products, NOCICALC, which is listed with the FDA as a Class I, 510(k)-exempt product, and NOCIGRAM, a type of medical software that we have concluded is exempt from medical device regulation by the FDA pursuant to the 21st Century Cures Act. This product suite is also self-certified and CE Marked as a Class I medical device under MDD requirements, while we believe it is considered a Class II medical device and requiring Notified Body review and certification under newer MDR regulations (subject to a grace period until December 2028). These products are marketed and sold with certain labeling and related instructions for use and are promoted by various marketing and sales materials and related human interactions via our personnel and our target customers. We have also established, and operate under, certain quality assurance systems, policies, and procedures under our QMS intended to be compliant with applicable requirements for all relevant territories and jurisdictions related to our commercial activities. In the event that our establishment, maintenance, marketing, promotion, labeling, or execution of these products, or these systems, policies, practices, or procedures, are determined to be inadequate or non-compliant with applicable regulatory requirements, such defect could result in certain potential enforcement actions or other adverse consequences, and our business would be negatively affected.

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

We are subject to many diverse laws and regulations relating to data privacy and security. In the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Additionally, our customers may be subject to additional federal and state privacy and security laws, rules, regulations and standards, including HIPAA, that they may require us to comply with through contractual obligations. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, foreign or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. Additionally, new privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. The CCPA regulates the processing of personal information of California residents and increases the privacy and security obligations of covered companies handling such personal information. The CCPA requires covered companies to, amongst other things, provide new and additional disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to access their personal information and opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was last updated December 2024, and it is possible that further amendments will be enacted, but even in its current form it remains unclear how various provisions of the CCPA will be interpreted and enforced. Moreover, a new privacy law, the California Privacy Rights Act, (“CPRA”) a consumer privacy ballot initiative that amends and expands the CCPA, took effect on January 1, 2023. The CPRA affords California residents significantly more control over their personal information, imposes heightened compliance obligations on covered companies, and establishes a new enforcement agency dedicated to consumer privacy. While aspects of the CPRA and its interpretation remain to be determined in practice, they create further uncertainty and may result in additional costs and expenses in an effort to comply. Further, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We are also subject to the supervisory and enforcement authority of the Federal Trade Commission with regard to the collection, use, sharing, and disclosure of certain data collected from or about individuals. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may harm our business, financial condition and results of operations.

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

Our prior office lease and sublease expired on June 30, 2022. The Company does not have any contractual obligations not otherwise on our balance sheet as of December 31, 2024.

Rent expense for the year ended December 31, 2024 and 2023 was $0.

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

None.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Stock Market under the symbol “ACON” since our IPO on April 21, 2022. Our IPO Warrants have been traded on the Nasdaq Stock Market under the symbol “ACONW” since our IPO on April 21, 2022. As of December 31, 2024, there were approximately 145 holders of record of our common stock and 1 holder of record of our IPO Warrants. These numbers are based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, all sales of unregistered securities by the Company have been previously reported on a Form 8-K or Form 10-Q, except that on August 15, 2024, we entered into a subscription agreement with an institutional investor, pursuant to which the Company sold 425,000 shares (equivalent to 47 shares following the 2025 Stock Splits) of Common Stock of the Company at a price of $0.29 per share (equivalent to $2,623.05 following the 2025 Stock Splits). The shares were issued pursuant to the Company’s Form 1-A Offering Statement qualified on June 24, 2024.

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

To date, we have financed our operations primarily through private placements and public offerings of our equity and debt securities.

Since our inception we have incurred significant operating losses. As of December 31, 2024, we had an accumulated deficit of $51.3 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful commercialization and continued development of our SaaS platform. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of December 31, 2024, we had cash of approximately $0.46 million. Subsequent to December 31, 2024, the Company raised capital with two registered direct offerings and one underwritten public offering (refer to Note 17 – Subsequent Events to our financial statements). We believe our current cash will fund our operating expenses and capital expenditure requirements into the third quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the commercialization or further development of our SaaS platform.

Corporate Information

We were formed under the name Nocimed, LLC, a limited liability company in January 2008, under the laws of the State of Delaware. In February 2015, Nocimed, LLC was converted into Nocimed, Inc., a Delaware corporation. On December 3, 2021, we changed our name to Aclarion, Inc. Our principal executive offices are located at 8181 Arista Place, Suite 100, Broomfield, Colorado 80021. Our main telephone number is (833) 275-2266. Our internet website is www.aclarion.com. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K.

Results of operations

Operating activities:

The following table summarizes our results of operations for the twelve months ended December 31, 2024, and 2023.

	Year Ended December 31,
	2024	2023	2023 to 2024
			$ Change
Revenue
Revenue	$45,724	$75,404	$(29,680)
Cost of revenue	84,658	75,728	8,930
Gross profit (loss)	(38,934)	(324)	(38,610)

Operating expenses:
Sales and marketing	976,554	757,004	219,550
Research and development	888,766	873,336	15,430
General and administrative	3,608,793	3,245,317	363,476
Total operating expenses	5,474,113	4,875,657	598,456

Income (loss) from operations	(5,513,047)	(4,875,981)	(637,066)

Other income (expense):
Interest expense	(535,470)	(608,288)	72,818
Gain (Loss) on settlement of debt	6,058	–	6,058
Gain (Loss) on exchange of debt	(1,073,317)	–	(1,073,317)
Changes in fair value of warrant and derivative liabilities	335,033	646,319	(311,286)
Gain (Loss) on issuance of warrants	–	(72,862)	72,862
Penalties and settlements	(212,453)	–	(212,453)
Other, net	269	(562)	831
Total other income (expense)	(1,479,880)	(35,393)	(1,444,487)

Income (loss) before income taxes	(6,992,927)	(4,911,374)	(2,081,553)
Income tax provision	–	–
Net income (loss)	$(6,992,927)	$(4,911,374)	$(2,081,553)

Dividends accrued for preferred stockholders	$(59,675)	$–	$(59,675)
Net income (loss) allocable to common stockholders	$(7,052,602)	$(4,911,374)	$(2,141,227)
Net income (loss) per share allocable to common shareholders	$(7,480)	$(79,782)	$72,302
Weighted average shares of common stock outstanding, basic and diluted	943	62	881

Years ended December 31, 2024, and 2023

Total revenues. Total revenue for the year ended December 31, 2024, was $45,724, which was an decrease of $29,680 from $75,404 for the year ended December 31, 2023. This decrease was primarily due to the reduced utilization of Nociscan in third-party clinical studies, offset in part by and increase in patient-pay volumes.

Cost of Revenue. Cost of Revenue is comprised of hosting and software costs, field support, UCSF royalty cost, NuVasive commission of 6% (expired in 2023), partner fees (Radnet), and credit card fees. Total Cost of Revenue was $84,658 for the year ended December 31, 2024, compared to $75,728 for the year ended December 31, 2023, an increase of 11.8%. While Nociscan report volumes decreased from the year 2023 to 2024, the increase in Cost of Revenue was primarily due to a higher mix of Nociscan volume in Radnet accounts, which are subject to partner fees.

Sales and Marketing. Sales and marketing expenses were $976,554 for the year ended December 31, 2024, compared to $757,004 for the year ended December 31, 2023, an increase of $219,550 or 29.0%. This increase was driven primarily by the initiation of the Clarity clinical study in 2024 and co-marketing agreements in select markets, offset in part by the conclusion in 2024 of restricted stock unit vesting expense related to our Key Opinion Leaders.

Research and Development. Research and development expense is primarily related to personnel and quality and regulatory systems. Total expenses were fairly consistent year-over-year with $888,766 for the year ended December 31, 2024, compared to $873,336 for the year ended December 31, 2023, an increase of $15,430 or 1.8%.

General and Administrative. General and administrative expenses were $3,608,793 for the year ended December 31, 2024, an increase of $363,476 or 11.2%, from $3,245,317 for the year ended December 31, 2023. This increase in general and administrative expenses was driven by increased investor relation services, non-cash expense related to the equity line of credit, and a higher bonus accrual, offset in part by lower Director & Officer insurance premiums in 2024.

Interest Expense. Total Interest expense was $535,470 for the year ended December 31, 2024, a decrease of $72,818, from the $608,288 for the year ended December 31, 2023. Interest expense was primarily the amortization of note discounts associated with the unsecured non-convertible promissory notes described in Note 10 to our financial statements -- Short Term Notes, Convertible Debt, and Derivative Liabilities. In 2024, the company retired all notes payable through cash payoff or exchange for common and/or preferred stock.

Gain (Loss) on Settlement of Debt. During the year ended December 31, 2024, the Company negotiated favorable discounts to outstanding accounts payable in the amount of $117,985. This gain was offset almost entirely by the accelerated amortization of note discounts of $111,927 related to the payoff in cash of the Series C Notes Payable in March 2024. The net gain for the year ended December 31, 2024, was $6,058.

Gain (Loss) on Exchange of Debt. During the year ended December 31, 2024, the Company recorded a loss of $1,066,732 in the first quarter related to the accelerated amortization of note discounts triggered by the exchange of principal and accrued interest on the Senior Notes Payable for shares of common stock. Additionally, in the third quarter of 2024, the Company recorded a loss of $6,585 related to the accelerated amortization of note discounts triggered by the exchange of principal and accrued interest on the Series B Notes Payable for newly issued Series B convertible preferred stock described in Note 10 to our financial statements -- Short Term Notes, Convertible Debt, and Derivative Liabilities.

Changes in Fair Value of Warrant and Derivative Liabilities. In the year ended December 31, 2024, the Company recorded a favorable change of $335,033 in the fair value of the warrant and derivative liabilities associated with unsecured non-convertible promissory notes described in Note 3 -- Fair Value Measurements and Note 10 -- Short Term Notes, Convertible Debt, and Derivative Liabilities to our financial statements. The favorable change in fair value of the warrant and derivative liabilities recorded in the year ended December 31, 2023, was $646,319.

Gain (Loss) on Issuance of Warrants. During the year ended December 31, 2023, the Company incurred issuance costs of $72,862 relating to the Series C Notes Payable warrants which were recorded as a day 1 expense due to the liability classification of such warrants.

Penalties and Settlements. During the year ended December 31, 2024, the Company recorded a $25,000 settlement charge related to the timely registration of Series C Notes Payable commitment shares, and a $187,453 charge recognizing the forward element related to equity line commitment shares.

Other Net Expenses. During the year ended December 31, 2024, Other Net income was $269, which included bank interest, government fees, and realized exchange rate gain (losses). During the year ended December 31, 2023, the company recorded expense of $562.

Net income (loss).  The Company experienced a net loss of $6,992,927 for the year ended December 31, 2024, compared to a net loss of $4,911,374 for the year ended December 31, 2023, an increase of $2,081,552 (42%).

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

Liquidity and capital resources

Sources of liquidity

To date, we have financed our operations primarily through private placements and public offerings of our equity and debt securities.

As of December 31, 2023, we had cash, including $10,000 of restricted cash, of $1,031,069.

During the year ended December 31, 2024, we raised an aggregate of $6.6 million of gross proceeds and reduced debt and accrued interest by $2.7 million.

Gross proceeds raised in the year 2024 included $1.8 million from our equity line, $3.0 million from a February 27, 2024 public offering, $1.0 million from our sale of Series C Preferred Stock, $0.5 million from three Regulation A+ offerings, and $0.3 million from an at-the-market offering.

The Company retired $2.7 million of outstanding debt through a combination of a $1.5 million conversion of debt to common stock, a $0.9 million exchange of debt for Series B Preferred Stock, and a cash payoff of $0.3 million.

As of December 31, 2024, we had cash of $463,661, including $10,000 of restricted cash.

Subsequent to December 31, 2024, the Company raised an aggregate of $20.1 million of gross proceeds through a combination of a public offering of units ($14.6 million) consisting of common shares, A warrants, and B warrants, two registered direct offerings ($5.2 million) of common stock, and the exercise of Series C Preferred warrants ($0.3 million). See Note 17 – Subsequent Events to our financial statements for more information.

We believe our current cash will fund our operating expenses and capital expenditure requirements into the third quarter of 2026. Management is actively managing our cash position and continually working to secure long-term funding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2024	2023

Cash used in operating activities	$(5,271,609)	$(3,646,947)
Cash used in investing activities	(321,937)	(119,522)
Cash provided by financing activities	5,026,138	3,314,732
Net increase (decrease) in cash and cash equivalents	$(567,408)	$(451,737)

Operating activities

During the year ended December 31, 2024, net cash used in operating activities was $5,271,609. This use of cash consisted primarily of compensation and benefit expense, consulting, tax and audit fees, officers’ liability insurance, and maintaining our quality system. Cash outlays in the year 2024 were relatively higher than the year 2023 due to an increase in annual prepayments, settlement of long-standing accounts payable, and shorter procure-to-pay cycles. During the twelve months ended December 31, 2023, operating activities used $3,646,947, consisting primarily of compensation and benefit expense, consulting, and professional fees.

Investing activities

During the year ended December 31, 2024, and 2023, investing activities used $321,937 and $119,522 of cash, respectively. These investing activities consisted almost entirely of patent and license maintenance.

Financing activities

During the year ended December 31, 2024, net cash provided by financing activities was $5,026,138, which included gross proceeds of $1,754,032 from our equity line, $3,001,495 from a February 27, 2024, public offering, $1,000,000 from our sale of Series C Preferred Stock, $529,254 from three Regulation A+ offerings, and $288,294 from an at-the-market offering. Cash issuance costs related to all financing activities totaled $1,254,964. The Company used cash in the year 2024 to retire $300,973 of outstanding debt.

During the year ended December 31, 2023, net cash provided by financing activities was $3,314,732, which included $2,250,000 of proceeds from unsecured non-convertible note financings, $1,462,949 of proceeds from an equity line, and $398,217 of cash issuance costs related to both the equity line and debt.

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

Contractual obligations and commitments

Our prior office lease and sublease expired on June 30, 2022. The Company does not have any contractual obligations not otherwise on our balance sheet as of December 31, 2024.

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

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

We had cash and restricted cash totaling $463,661 as of December 31, 2024. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs, and generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Aclarion, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aclarion, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 9, 2025

We have served as the Company’s auditor since 2023.

PCAOB ID 0457

Aclarion, Inc.

Balance Sheets

December 31, 2024 and 2023

	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$453,661	$1,021,069
Restricted cash	10,000	10,000
Accounts receivable, net	18,326	13,270
Prepaids & other current assets	342,292	245,030
Total current assets	824,279	1,289,369

Non-current assets:
Property and equipment, net	5,499	1,782
Intangible assets, net	1,293,705	1,168,623
Total non-current assets	1,299,204	1,170,405

Total assets	$2,123,483	$2,459,774

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$531,603	$760,535
Accrued and other liabilities	529,182	857,722
Note payable, net of discount	–	1,125,724
Warrant liability	11,869	289,165
Derivative liability	–	121,326
Liability to issue equity	80,772	33,297
Total current liabilities	1,153,426	3,187,769

Commitments and contingencies (See Note 12)

Stockholders' equity (deficit)
Series B preferred stock -$0.00001 par value, 3,000 authorized and 930 and 0 shares issued and outstanding (see Note 11)	*	–
Series C preferred stock -$0.00001 par value, 1,000 authorized and 874 and 0 shares issued and outstanding (see Note 11)	*	–
Common stock - $0.00001 par value, 200,000,000 authorized and 1,370 and 91 shares issued and outstanding (see Note 13)	*	*
Additional paid-in capital	52,232,368	43,553,531
Accumulated deficit	(51,262,311)	(44,281,526)
Total stockholders’ equity (deficit)	970,057	(727,995)

Total liabilities and stockholders’ equity (deficit)	$2,123,483	$2,459,774

*	Rounds to less than one share or $1

See Accompanying Notes to Financial Statements

Aclarion, Inc.

Statements of Operations

For the Years Ended December 31, 2024, and 2023

	Year Ended December 31,
	2024	2023

Revenue
Revenue	$45,724	$75,404
Cost of revenue	84,658	75,728
Gross profit (loss)	(38,934)	(324)

Operating expenses:
Sales and marketing	976,554	757,004
Research and development	888,766	873,336
General and administrative	3,608,793	3,245,317
Total operating expenses	5,474,113	4,875,657

Income (loss) from operations	(5,513,047)	(4,875,981)

Other income (expense):
Interest expense	(535,470)	(608,288)
Gain (Loss) on settlement of debt	6,058	–
Gain (Loss) on exchange of debt	(1,073,317)	–
Gain (Loss) on issuance of warrants	–	(72,862)
Changes in fair value of warrant and derivative liabilities	335,033	646,319
Penalties and settlements	(212,453)	–
Other, net	269	(562)
Total other income (expense)	(1,479,880)	(35,393)

Income (loss) before income taxes	(6,992,927)	(4,911,374)
Income tax provision	–	–
Net income (loss)	$(6,992,927)	$(4,911,374)

Dividends accrued for preferred stockholders	$(59,675)	$–
Net income (loss) allocable to common stockholders	$(7,052,602)	$(4,911,374)
Net income (loss) per share allocable to common stockholders	$(7,480)	$(79,782)
Weighted average shares of common stock outstanding, basic and diluted	943	62

See Accompanying Notes to Financial Statements

Aclarion, Inc.

Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2024 and 2023

	Series A		Series B			Series C
	Preferred Stock		Preferred Stock			Preferred Stock
	Shares	Value	Shares	Value		Shares	Value

Balance, December 31, 2022	–	$–	–		$–	–		$–
Share-based compensation	–	–	–		–	–		–
Issuance of common shares	–	–	–		–	–		–
Proceeds from sale of Series A preferred stock	1	1,000	–		–	–		–
Redemption of Series A preferred stock	(1)	(1,000)	–		–	–		–
Commitment shares - note financing	–	–	–		–	–		–
Issuance of warrants - note financing	–	–	–		–	–		–
Issuance of common shares - equity line	–	–	–		–	–		–
Commitment common shares - equity line	–	–	–		–	–		–
Common share issuance costs - equity line	–	–	–		–	–		–
Cashless exercise of pre-funded warrants	–	–	–		–	–		–
Conversion of vested restricted stock units to common shares	–	–	–		–	–		–
Common share - stock split round up	–	–	–		–	–		–
Net income (loss)	–	–	–		–	–		–
Balance, December 31, 2023	–	$–	–		$–	–		$–

Balance, December 31, 2023	–	$–	–		$–	–		$–
Share-based compensation	–	–	–		–	–		–
Issuance of common shares	–	–	–		–	–		–
Issuance of B-series preferred stock	–	–	930		*	–		–
Issuance of C-series preferred stock	–	–	–		–	1,000		*
Commitment shares - note financing	–	–	–		–	–		–
Issuance of C-series warrants	–	–	–		–	–		–
Commitment share forward element – equity line	–	–	–		–	–		–
Common share issuance costs	–	–	–		–	–		–
Preferred stock issuance costs	–	–	–		–	–		–
Cashless exercise of pre-funded warrants	–	–	–		–	–		–
Issuance of Reg A+ warrants	–	–	–		–	–		–
Capitalization of B-series preferred stock dividends	–	–	–		–	–		–
Conversion of C-series preferred to common stock	–	–	–		–	(126)		–
Conversion of vested restricted stock units to common shares	–	–	–		–	–		–
Common share - stock split round up	–	–	–		–	–		–
Net income (loss)	–	–	–		–	–		–
Balance, December 31, 2024	–	$–	930	$	*	874	$	*

*	Rounds to less than one share or $1

				Additional
	Common Stock			Paid-In	Accumulated
	Shares	Value		Capital	Deficit	Total

Balance, December 31, 2022	54	$	*	$41,596,111	(39,370,153)	$2,225,958
Share-based compensation	–		–	456,000	–	456,000
Issuance of common shares	*		*	*	–	–
Proceeds from sale of Series A preferred stock	–		–	–	–	1,000
Redemption of Series A Preferred stock	–		–	–	–	(1,000)
Commitment shares - note financing	2		*	175,619	–	175,619
Issuance of warrants - note financing	–		–	67,500	–	67,500
Commitment common shares - equity line	1		*	*	–	–
Common share issuance costs - equity line	–		–	(204,647)	–	(204,647)
Issuance of common shares - equity line	32		*	1,462,949	–	1,462,949
Cashless exercise of pre-funded warrants	*		*	*	–	–
Conversion of vested restricted stock units to common shares	1		*	*	–	–
Common share - stock split round up	*		*	*	–	–
Net income (loss)	–		*	*	(4,911,374)	(4,911,374)
Balance, December 31, 2023	91	$	*	$43,553,531	$(44,281,526)	(727,995)

Balance, December 31, 2023	91	$	*	$43,553,531	$(44,281,526)	$(727,995)
Share-based compensation	–		–	287,455	–	287,455
Issuance of common shares	1,189		*	7,267,398	–	7,267,398
Issuance of B-series preferred stock	–		–	930,052	–	930,052
Issuance of C-series preferred stock	–		–	602,900	–	602,900
Commitment shares - note financing	1		*	33,297	–	33,297
Issuance of C-series warrants	–		–	397,100	–	397,100
Commitment share forward element – equity line	–		–	187,453	–	187,453
Common share issuance costs	–		–	(951,161)	–	(951,161)
Preferred stock issuance costs	–		–	(140,800)	–	(140,800)
Cashless exercise of pre-funded warrants	*		*	*	–	–
Issuance of Reg A+ warrants	–		–	77,283	–	77,283
Capitalization of B-series preferred stock dividends	–		–	(12,142)	12,142	–
Conversion of C-series preferred to common stock	82		*	*	–	–
Conversion of vested restricted stock units to common shares	2		*	*	–	–
Common share - stock split round up	4		*	*	–	–
Net income (loss)	–		–	–	(6,992,927)	(6,992,927)
Balance, December 31, 2024	1,370	$	*	$52,232,368	$(51,262,311)	970,057

*	Rounds to less than one share or $1

See Accompanying Notes to Financial Statements

Aclarion, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2024, and 2023

	Year Ended December 31,
	2024	2023

Cash flows from operating activities
Net income (loss)	$(6,992,927)	$(4,911,374)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	193,139	162,670
Share-based compensation	287,455	456,001
Amortization of deferred issuance costs	471,387	497,656
Changes in fair value of warrants and derivative	(335,033)	(646,319)
Non-cash interest related to bridge funding	58,002	98,685
Warrants issued as non- cash finance charge	–	72,862
Loss on exchange of debt	1,073,317	–
Loss on extinguishment of debt	111,928	–
Non-cash expenses related to equity line agreement	425,367	–

Change in assets and liabilities
Accounts receivable	7,271	(1,491)
Prepaids and other current assets	(287,663)	(38,539)
Accounts payable	(156,403)	220,633
Accrued and other liabilities	(127,449)	448,459
Accrued interest on promissory and convertible notes	–	(6,190)
Net cash (used in) operations	(5,271,609)	(3,646,947)

Investing Activities
Fixed assets	(5,115)	–
Intangible assets - Patents	(316,822)	(119,522)
Net cash (used in) investing activities	(321,937)	(119,522)

Financing Activities
Bridge funding cash issuance costs	–	(323,301)
Equity line cash issuance costs	(367,865)	(74,916)
Preferred stock cash issuance costs	(90,000)	–
Common stock cash issuance costs	(788,099)
Proceeds from equity line	1,754,032	1,462,949
Proceeds from issuance of promissory notes	–	2,250,000
Proceeds from sale of preferred stock	1,000,000	1,000
Redemption of preferred stock	–	(1,000)
Proceeds from sale of common stock and warrants, Reg A+	529,254	–
Proceeds from sale of common stock and warrants, ATM	288,294
Repayment of promissory notes	(300,973)	–
Proceeds from sale of common stock and warrants related to public offering	3,001,495	–
Net cash provided by financing activities	5,026,138	3,314,732

Net increase (decrease) in cash and cash equivalents	(567,408)	(451,737)

Cash, cash equivalents, and restricted cash, beginning of period	1,031,069	1,482,806
Cash, cash equivalents, and restricted cash, end of period	$463,661	$1,031,069

Cash paid for interest	$13,072	$10,705
Cash paid for income taxes	$–	$–

Non- cash activities
Issuance of warrants related to bridge funding	–	67,500
Original issuance discount (15%) related to bridge funding	–	344,118
Liability to issue common shares	–	33,297
Issuance of commitment shares related to bridge funding	–	175,619
Fair value of warrants and derivative related to first tranche bridge funding	–	742,988
Fair value of warrants and derivative related to second tranche bridge funding	–	153,810
Fair value of warrants and derivative related to third tranche bridge funding	–	160,012
Dividends accrued on preferred shares	59,675	–
Exchange of indebtedness for common shares	1,771,606	–
Exchange of indebtedness for preferred shares	930,052	–
Conversion of preferred stock to common stock	129,999	–
Issuance of common shares related to restricted stock units	216,597	–
Issuance of commitment shares related to bridge funding	33,297	–

See Accompanying Notes to Financial Statements

Aclarion, Inc.

Notes to Financial Statements

For the Year Ended December 31, 2024

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

On April 26, 2022, the Company completed an initial public offering (the “IPO”) of units comprised of one share of common stock and one redeemable warrant entitling the holder to purchase one share of common stock. The IPO generated net proceeds of approximately $8.6 million, after underwriting discounts and expenses. The Company’s common stock and warrants started on the NASDAQ under the ticker symbols “ACON” and “ACONW”, respectively.

2024 Reverse Stock Split

On January 4, 2024, the Company effected a 1:16 reverse stock split of the Company’s common stock (the “2024 Stock Split”) which resulted in a reduction in the number of outstanding shares of common stock, warrants, stock options and restricted share units and a proportionate increase in the value of each share or strike price of the warrants and stock options.

2025 Reverse Stock Splits

The Company effected (i) a 1:335 reverse stock split of the Company’s common stock on January 30, 2025, and (ii) a 1:27 reverse stock split of the Company’s common stock on March 28, 2025 (together, the “2025 Stock Splits”). The 2025 Stock Splits resulted in a reduction in the number of outstanding shares of common stock, warrants, stock options and restricted share units and a proportionate increase in the value of each share or strike price of the warrants and stock options.

Unless described otherwise, all references to common stock, share data, per share data and related information contained in these financial statements have been retrospectively adjusted to reflect the effect of the stock splits for all periods presented. In addition, any fractional shares that would otherwise be issued as a result of the stock splits were rounded up to the nearest whole share. Further, the number of shares issuable and exercise prices of stock options and warrants have been retrospectively adjusted in these financial statements for all periods presented to reflect the 2025 Stock Splits.

The following tables present selected share information reflecting on a retroactive basis the 2024 and 2025 reverse stock splits as of and for the years ended December 31, 2024 and 2023:

	December 31
	2024		2023
Common shares issued and outstanding - pre-2025 splits, - 12,389,989 and 825,459 shares		$124		$8
Common shares issued and outstanding - post-2025 splits, - 1,370 and 91 shares	$	*	$	*
Additional paid-in capital - pre-2025 splits		$52,232,244		$43,553,523
Additional paid-in capital - post-2025 splits		$52,232,368		$43,553,531

*	Rounds to less than one share or $1

	Year ended December 31
	2024	2023
Weighted average shares outstanding, basic and diluted - pre-2025 splits	8,527,977	556,808
Weighted average shares outstanding, basic and diluted - post-2025 splits	943	62
Basic and diluted net loss per share attributable to common stockholders - pre-2025 splits	$(0.83)	$(8.82)
Basic and diluted net loss per share attributable to common stockholders - post-2025 splits	$(7,480)	$(79,782)

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

Derivative Financial Instruments

The Company has derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are recorded in other income (expenses), on a net basis in the Statements of Operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents for all periods presented. The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. On December 31, 2024, and 2023, the Company had approximately $167,899 and $761,800, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of December 31, 2024, $10,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank.

Accounts Receivable, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The allowance for doubtful accounts was $0 on December 31, 2024, and 2023.

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

Geographic Locations & Segments

Approximately 35% and 13% of the Company’s revenues were generated from contracts with customers outside the United States in the years ended December 31, 2024, and 2023, respectively. All invoices are billed in the currency of the customers and are recorded in US Dollars at the then spot rate, which automatically is converted to dollars upon receipt and deposited in the Company’s bank. Differences between the amounts received and the amounts initially recorded are reflected in Other Income (Expense).

Segment Disclosure

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly, by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By the definition, the Company has identified Brent Ness, Chief Executive Officer, as the CODM.

The Company operates and reports in one segment (“Nociscan segment”) related to the delivery of Nociscan reports. The Company generates revenues, earnings, net income, and cash flows through the single segment by collecting fees from our clients for providing Nociscan reports.

The Company believes that this structure reflects its current operational and financial management, and that it provides the best structure for the Company to focus on growth opportunities while maintaining financial responsibility.

The results of the reportable segment is derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of the segment on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenue less the related costs of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, the segment.

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a segment level. The CODM assesses performance for the Nociscan segment and decides how to better allocate resources based on the segment strategy and net income (losses) that are reported on the Statements of Operations. The Company's objective in making resource allocation decisions is to optimize the financial results. The accounting policies of our Nociscan segment are the same as those described in the summary of significant accounting policies herein.

For single reportable segment-level financial information, total assets, and significant non-cash transactions, see Financial Statements.

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

Sales and Marketing Expenses

The Company expenses the costs of sales and marketing its products and services as incurred. The primary drivers of cost have been employee payroll, the Clarity clinical study, website and branding development, press releases, attendance at various industry conferences, Key Opinion Leader consulting fees in the form of restricted stock grants, and travel expenses.

Research and Development Costs

Costs related to research, design and development of products are charged to research and development expense as incurred. These costs include direct compensation, benefits, and other headcount related costs for research and development personnel, regulatory consulting, our quality system, and costs for materials used in research and development activities.

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

Liquidity and Capital Resources

As of December 31, 2024, we had cash of approximately $0.46 million. Subsequent to December 31, 2024, the Company raised capital through two registered direct offerings and on an underwritten public offering (refer to Note 17 – Subsequent Events to our financial statements). We believe our current cash will fund our operating expenses and capital expenditure requirements into the third quarter of 2026. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development and commercialization efforts.

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

In the year ended December 31, 2024, the Company raised an aggregate of $6.6 million of gross proceeds through a combination of an equity line, at-the-market offerings, Regulation A+ offerings, and a follow-on public offering. $1,091,959 of offering costs were reclassified to additional paid-in capital.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2024, the Company had deferred tax assets related to certain net operating losses. A valuation allowance was established against these deferred tax assets at their full amount, resulting in a zero balance of deferred tax assets on the balance sheets as of December 31, 2024 and 2023.

NOTE 3. FAIR VALUE MEASUREMENTS

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants, certain embedded redemption features associated with the senior note to Aclarion, Inc. on a recurring basis to determine the fair value of the liability.

	Fair value measured as of December 31, 2023
	Fair value on December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$289,165	$–	$–	$289,165
Derivative Liability	121,326	–	–	121,326
Total Fair value	$410,491	$–	$–	$410,491

	Fair value measured as of December 31, 2024
	Fair value on December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$11,869	$–	$–	$11,869
Derivative Liability	–	–	–	–
Total Fair value	$11,869	$–	$–	$11,869

There were no transfers between Level 1, 2, and 3 during the years ended December 31, 2024 and 2023.

The following tables present changes in Level 3 liabilities measures at fair value for the years ended December 31, 2024 and 2023. Both observable and unobservable inputs were used to determine the fair value positions that the Company has classified within the Level 3 category.

	Warrant Liability	Derivative Liability	Total
Balance - January 1, 2023	$–	$–	$–
Additional warrant and derivative liability	736,249	320,561	1,056,810
Change in fair value	(447,084)	(199,235)	(646,319)
Balance – December 31, 2023	$289,165	$121,326	$410,491

	Warrant Liability	Derivative Liability	Total
Balance - January 1, 2024	$289,165	$121,326	$410,491
Additional warrant and derivative liability	–	(63,589)	(63,589)
Change in fair value	(277,296)	(57,737)	(335,033)
Balance – December 31, 2024	$11,869	$–	$11,869

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

The fair value of the warrants to purchase shares of common stock was estimated using a Monte Carlo simulation using the following assumptions.

	As of Issuance	As of Dec 31, 2024	As of Dec 31, 2023
	Warrant Liability	Warrant Liability	Warrant Liability
Strike Price	$10.02	$0.29	$4.30
Contractual term (years)	5.0	5.0	5.0
Volatility (annual)	80.0%	120%	80.0%
Risk-free rate	3.52%	4.29%	3.89%
Floor Financing price	$8.00	$ n/a	$2.24

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company for the year ended December 31, 2024 and early adoption is permitted. The company adopted the new standard effective December 31, 2024 on a retrospective basis. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows. Refer to Note 11, Segment Information, for details.

Accounting Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 is effective for the Company for the year ending December 31, 2025 and early adoption is permitted. The guidance allows for adoption using either prospective or retrospective transition method. The company is evaluating the impact that the updated standard will have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which expands the disclosure requirements for specific costs and expenses. ASU 2024-03 is effective for the Company for the year ending December 31, 2027 and early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The company does not expect that the guidance will have material impacts on its financial position, results of operations or cash flows. The company is evaluating the impact that the updated standard will have on its financial statement disclosures.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations and cash flows.

NOTE 5. REVENUE

Contract Balances

The timing of revenue recognition, billings, and cash collections may result in trade, unbilled receivables, and deferred revenues on the balance sheets. At times, revenue recognition may occur before the billing, resulting in an unbilled receivable, which would represent a contract asset. The contract asset would be a component of accounts receivable and other assets for the current and non-current portions, respectively. In the event the Company receives advances or deposits from customers before revenue is recognized, this would result in a contract liability. In the years ending December 31, 2024, and 2023, the Company had a contract liability of $0 and $3,628, respectively.

NOTE 6. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Accounts receivable, net

Accounts receivable, net consisted of the following:

	December 31,
	2024	2023

Accounts receivable (1)	$18,326	$13,270
Less: Allowance for doubtful accounts	–	–
Accounts receivable, net	$18,326	$13,270

(1)	Accounts receivable denominated in foreign currencies in the years ended 2024 and 2023 represent 11% and 39%, respectively.

Prepaids and other current assets

	December 31,
	2024	2023

Short term deposits	$39,003	$50,000
Deferred offering costs	119,730	100,588
Prepaid insurance D & O	96,578	34,769
Prepaid health insurance	16,715	–
Prepaid clinical	26,428	–
Prepaid annual fees	24,079	–
Prepaid insurance other	15,594	17,884
Prepaid, other	4,167	41,635
Other receivables	–	154
	$342,292	$245,030

Accounts payable

	December 31,
	2024	2023

Accounts payable	$525,582	$758,821
Credit cards payable	6,021	1,714
	$531,603	$760,535

Accrued and other liabilities

	December 31,
	2024	2023

Accrued payroll	$–	$162,887
Accrued bonus	404,228	262,580
Accrued board compensation	46,250	92,500
Accrued audit and legal expenses	33,006	89,082
Investment banking and related fees	15,000	139,906
Accrued interest	–	98,685
Other accrued expenses	30,698	12,082
	$529,182	$857,722

Statements of Operations

Other expense, net consisted of the following:

	Year Ended December 31,
Income/(Expense)	2024	2023

Bank Interest	$318	$172
Taxes	(–)	(1,144)
Foreign Currency Gain (Loss)	(49)	145
Other	–	265
	$269	$(562)

NOTE 7. LEASES

There was no rent expense for the year ended December 31, 2024, and 2023. Our prior office lease and sublease expired on June 30, 2022.

NOTE 8. PROPERTY, PLANT, AND EQUIPMENT

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

The Company’s property and equipment are as follows:

	December 31,
	2024	2023

Furniture and fixtures	$–	$–
Computer and office equipment	18,147	13,032
Software	42,150	42,150
Other Equipment	–	–
	60,297	55,182
Less: Accumulated depreciation	(54,799)	(53,400)
Property and equipment, net	$5,499	$1,782

Depreciation expense related to property and equipment were $1,399 and $1,564 for the years ended December 31, 2024, and 2023, respectively.

Future depreciation and amortization of property, equipment, and software is as follows:

2025	$1,619
2026	1,023
2027	1,023
2028	1,023
2029	811
Total	$5,499

NOTE 9. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	December 31, 2024	December 31, 2023

Patents and licenses	$2,584,072	$2,267,251
Other	5,017	5,017
	2,589,089	2,272,268
Less: accumulated amortization	(1,295,385)	(1,103,645)
Intangible assets, net	$1,293,705	$1,168,623

Amortization expense related to purchased intangible assets was $191,739 and $161,107 for the years ended December 31, 2024, and 2023, respectively.

UC royalties are paid annually, amortized over twelve months, and charged to cost of revenue.

Patents and trademarks are reviewed at least annually for impairment. No impairment was recorded through December 31, 2024, and 2023, respectively.

Future amortization of intangible assets is as follows:

2025	$213,267
2026	213,267
2027	213,267
2028	213,267
2029 and beyond	440,637
Total	$1,293,705

NOTE 10. SHORT TERM NOTES, CONVERTIBLE DEBT, AND DERIVATIVE LIABILITIES

Convertible Notes

There was no convertible note activity in the years ended December 31, 2024 and 2023.

Senior Notes Payable

In May 2023, the Company issued $1,437,500 unsecured senior notes that mature on May 16, 2024 (“the Senior Notes Payable”), for cash proceeds of $1,250,000. The Senior Notes Payable contained an original issue discount of 15.0% and accrued interest at an annual rate of 8.0%.

In September 2023, as agreed to during the issuance of the Senior Notes Payable, the Company exercised their right to an additional financing, issuing $862,500 unsecured senior notes that mature on September 1, 2024 (the “Series B Notes Payable”) for cash proceeds of $750,000. The Series B Notes Payable contained an original issue discount of 15.0% and accrued interest at an annual rate of 8.0%.

In November 2023, the Company issued $294,118 unsecured senior notes that mature on April 19, 2024 (the “Series C Notes Payable”), for cash proceeds of $250,000. The Senior Notes Payable contained an original issue discount of 15.0% and accrued interest at an annual rate of 8.0%.

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

The Company issued warrants to purchase 77,010 and 46,556 shares of common stock (9 and 5 shares, respectively, after giving effect to the 2025 Stock Splits) to the holders of the Senior Notes Payable and Series C Notes Payable (collectively the “Senior Notes Warrants”) with an exercise price of $10.02 and $4.58 per share ($90,624 and $41,462 post-2025 Stock Splits), respectively. The Company accounted for the warrants in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and were recorded as a liability. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the Senior Notes Warrants at issuance was $736,249 and was recorded as a debt discount. The Company incurred issuance costs of $72,862 relating to the Senior Notes Warrants which was recorded as a day 1 expense due to the liability classification of such warrants.

In connection with the issuance of the Senior Notes Payable and Series C Notes Payable, the Company paid a commitment fee in the form of 21,210 and 9,311 shares (2 and 1 shares after giving effect to the 2025 Stock Splits) of unregistered common stock to the holders, respectively. The aggregate commitment fees had a fair value at issuance of $208,916 and are recorded as a deferred financing cost.

The resulting debt discounts from the derivative liabilities, warrant liabilities and deferred financing costs were presented as a direct deduction from the carrying amount of that debt liability and amortized to interest expense using the effective interest rate method.

Between January 22 and January 29, 2024, the Company entered into a series of exchange agreements to exchange principal and accrued interest on the Senior Notes Payable for shares of common stock. Pursuant to the Exchange Agreements, the Company issued an aggregate of 644,142 shares (71 after giving effect to the 2025 Stock Splits) of common stock in exchange for $1,519,779 principal and accrued interest on the notes. Following these exchanges, the remaining outstanding balance of principal and interest on the notes was $1,145,037.

On March 6, 2024, the company retired the Series C Notes Payable with a cash payoff of the principal and accrued interest of $300,974.

On August 14, 2024, the Company entered into an exchange agreement with the Series B Notes Payable holders to exchange $930,052 of principal and accrued interest on the notes for 930 shares of newly issued Series B convertible preferred stock (“Series B Preferred Stock”) at a purchase price of $1,000 per share of Series B Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at an initial conversion price (“Conversion Price”) of $0.234 ($2,116.53 post-2025 Stock Splits) per share of Common Stock. (See Note 12).

Following the retirement of the Senior Notes Payable, the Series B Notes Payable, and Series C Notes Payable, all described above, the remaining outstanding balance of principal and interest on the notes was $0 for the year ended December 31, 2024.

For the years ended December 31, 2024 and 2023, the Company recognized $64,084 and $110,525, respectively, in stated interest expense.

For the years ended December 31, 2024 and 2023, the Company recognized $471,387 and $497,763, respectively, in amortization of debt discounts and deferred financing costs which is recorded in interest expense.

The following table reconciles the aggregate amount for the Senior Notes Payable, Series B Notes Payable, and Series C Notes Payable as well as the unamortized deferred financing costs and debt discounts relating to the derivative liabilities and warrant liabilities.

	December 31, 2024	December 31, 2023
Note Payable	$–	$2,594,118
Less: Unamortized Discounts and Deferred Financing Costs
Warrants	(–)	(557,582)
Derivative	(–)	(235,628)
Deferred financing costs	(–)	(675,184)
	(–)	(1,468,394)
	$–	$1,125,724

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

On April 21, 2022, the registration statement for our IPO was declared effective. In connection with the effectiveness of the IPO registration statement, all accrued interest on the Company's outstanding secured promissory notes were converted into (i) 26,673 (3 after giving effect to the 2025 Stock Splits) common shares and (ii) warrants to purchase 26,673 shares of common stock (3 common shares after giving effect to the 2025 Stock Splits) with a $1,299,507 beneficial conversion rate charged to interest expense.

On April 27, 2022, the Company used $2 million of the IPO proceeds to retire all outstanding secured promissory notes.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company so elects. The U.S. licensed patents that are currently issued expire between 2026 and 2029, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $50,000 for each of the years ended December 31, 2024, and 2023.

Additionally, the Company was obligated to make a cash Indexed Milestone Payment to the Regents of the University of California in the event of either a change of control or an IPO. This cash payment was calculated as follows: 1,783 (1 share after giving effect to the 2025 Stock Splits) of Company common stock times the IPO price of $69.44 ($628,085 post-2025 Stock Splits). On May 2, 2022, in connection with the IPO, the Company paid the University of California - San Francisco the amount of $123,828 to satisfy the Indexed Milestone Payment obligation included within the exclusive license agreement.

Litigation

From time to time, we are involved in various disputes, claims, suits, investigations, and legal proceedings arising in the ordinary course of business. We believe that the resolution of current pending legal matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows. If any legal proceeding occurs, the Company would record a provision for a loss when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated.

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

2024 Public Offering

On February 27, 2024, the Company completed a public offering of 5,175,000 units (“Units”; equivalent to 572 units following the 2025 Stock Splits) at a price of $0.58 per Unit (adjusted to $5,246.10 following the 2025 Stock Splits), for gross proceeds of approximately $3.0 million, before deducting offering expenses. Each Unit was comprised of (i) one share of common stock or, in lieu of common stock, one pre-funded warrant to purchase one share of common stock, and (ii) two common warrants, each common warrant to purchase a share of common stock. The pre-funded warrants were immediately exercisable at a price of $0.00001 (adjusted to $0.09 following the 2025 Stock Splits) per share of common stock and only expire when such pre-funded warrants are fully exercised. The common warrants were immediately exercisable at a price of $0.58 (adjusted to $5,246.10 following the 2025 Stock Splits) per share of common stock and will expire five years from the date of issuance.

Subscription Agreements

On August 12, 2024, Aclarion, Inc. (the “Company”), entered into a subscription agreement with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor 400,000 shares (the “Shares”; equivalent to 44 shares following the 2025 Stock Splits) of common stock of the Company at a price of $0.29 per share (equivalent to $2,623.05 following the 2025 Stock Splits) for gross proceeds to the Company of $116,000. The Shares were not placed through the efforts of a placement agent and no fees or commissions were paid on the transaction.

The Shares issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A (the “Offering Statement”), initially filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on June 11, 2024 and qualified on June 24, 2024.

On August 15, 2024, Aclarion, Inc. (the “Company”), entered into a subscription agreement with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor 425,000 shares (the “Shares”; equivalent to 47 shares following the 2025 Stock Splits) of common stock of the Company at a price of $0.29 per share (equivalent to $2,623.05 following the 2025 Stock Splits) for gross proceeds to the Company of $116,000. The Shares were not placed through the efforts of a placement agent and no fees or commissions were paid on the transaction.

The Shares issued in the offering were offered at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A (the “Offering Statement”), initially filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on June 11, 2024 and qualified on June 24, 2024.

On August 27, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain accredited investors to which the Company agreed to issue and sell to the investors 1,000,000 shares of common stock (the “Shares”; equivalent to 111 shares following the 2025 Stock Splits) of the Company, par value $0.00001 per share, at a price of $0.29 per share (equivalent to $2,623.05 following the 2025 Stock Splits) for gross proceeds of $290,000. The Shares were offered at-the-market under NASDAQ rules and pursuant to the Company’s Form 1-A initially filed on June 11, 2024 and qualified on June 24, 2024.

In connection with the Subscription Agreement, on August 27, 2024, the Company also entered into a warrant purchase agreement (the “Warrant Purchase Agreement”) with the accredited investors pursuant to which the Company issued warrants (the “Warrants”) to purchase up to 400,000 Common Stock (44 shares following the 2025 Stock Splits) exercisable on or after February 27, 2025 with a five year term and an initial exercise price of $0.29 per share (adjusted to $2,623.05 following the 2025 Stock Splits). The exercise price of the Warrants may be adjusted if and whenever prior to the expiration Date, the Company grants, issues, or sells (or enters into any agreement to grant, issue or sell), or in accordance with Section 2 of the Warrant Agreement is deemed to have granted, issued or sold, any shares of Common Stock for a consideration per share (the “New Issuance Price”) less than a price equal to the Exercise Price in effect immediately prior to such granting, issuance or sale or deemed granting, issuance or sale, then immediately after such Dilutive Issuance, the Exercise Price then In effect shall be reduced to an amount equal to the New Issuance Price.

On September 30, 2024, as a result of the securities purchase agreement for the Company’s Series C Preferred Stock noted below, the exercise price for the Warrants was adjusted to $0.1759 per share (adjusted to $1,591.02 following the 2025 Stock Splits).

White Lion Equity Line Agreement

The Company has had an equity line common stock purchase agreement (the “Equity Line Purchase Agreement”) with White Lion Capital, LLC (“White Lion”) since 2023. Pursuant to the Equity Line Purchase Agreement, during the year ended December 31, 2024, the Company issued to White Lion 1,502,343 common shares (166 shares post-2025 Stock Splits) for total proceeds of $1,754,032. Since the initiation of the Equity Line Purchase Agreement and through December 31, 2024, the Company has issued 1,800,000 shares (199 shares post-2025 Stock Splits) to White Lion for total proceeds of $3,216,981.

Pursuant to the Equity Line Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $10,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Equity Line Purchase Agreement

Ascendiant Capital Markets, LLC Sales Agreement

On September 24, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, (“Ascendiant”) as sales agent, to sell shares of its common stock, par value $0.00001 per share, having an aggregate offering price of up to $10 million from time to time, through an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The aggregate market value of shares of the Company’s common stock eligible for sale under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such restriction. The Company is not obligated to make any sales of shares of common stock under the Sales Agreement. The Company and Ascendiant each have the right, in its sole discretion, to terminate the Sales Agreement pursuant to the terms and subject to the conditions set forth in the Sales Agreement.

On September 24, 2024, in conjunction with the Sales Agreement, the Company filed a prospectus supplement relating to the offer and sale of up to $1,075,000 of shares of common stock.

The Company is required to pay Ascendiant a commission of up to 3.0% of the gross proceeds from the sales of its common stock sold through Ascendiant under the Sales Agreement. The Company will also reimburse Ascendiant for certain expenses incurred in connection with the Sales Agreement.

During the year ended December 31, 2024, the Company sold 1,606,211 shares (178 shares post-2025 Stock Splits) of its common stock under the Sales Agreement for net proceeds of $288,294.

On January 3, 2025, the Company gave notice to terminate the Sales Agreement, effective immediately. See Note 17 – Subsequent Events.

Issuances of Preferred Stock

Series A Preferred Stock

In February 2023 the Company sold one share of the Company’s newly designated Series A preferred stock to Jeffrey Thramann, the Company’s Executive Chairman, for a purchase price of $1,000. The share of Series A preferred stock had proportional voting rights that were limited to the proposal to approve a reverse stock split of the Company’s common stock. Following March 24, 2023, special meeting, the Company redeemed the one outstanding share of Series A preferred stock on March 28, 2023, in accordance with its terms. The redemption price was $1,000. No Series A preferred stock remains outstanding at December 31, 2024 and 2023.

Series B Preferred Stock

On August 14, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with accredited investors to exchange $930,052 of principal and accrued interest on the September 2023 Notes for 930 shares of newly issued Series B convertible preferred stock (the “Series B Preferred Stock”) at a purchase price of $1,000 per share. The Series B Preferred Stock is convertible into common stock at an initial conversion price of $0.234 per share ($2,116.53 post-2025 Stock Splits).

Holders of the Series B Preferred Stock are entitled to dividends in the amount of 10% per annum, payable quarterly.

The Company also has the option to cumulate or “capitalize” the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series B Preferred Stock.

The Company has the option to pay dividends on the Series B Preferred Stock in additional shares of common stock, provided that no equity conditions failure (as defined in the Certificate of Designations) then exists. If the Company elects to pay in the form of common stock, the number of dividend shares to be issued shall be calculated by using a “Dividend Conversion Price” equal to the lower of (i) the then applicable Series B Conversion Price as in effect on the applicable dividend date, or (ii) 90% of the lowest volume weighted average price of the common stock during the five (5) consecutive trading day period ending and including the trading day immediately preceding the applicable dividend date.

The stated value of each share of Series B Preferred Stock (including all the unpaid dividends and other amounts payable on the Series B Preferred Stock) will be convertible into common stock at an initial fixed Conversion Price of $0.234 per share ($2,116.53 post-2025 Stock Splits) of common stock. The Series B Preferred Stock may be converted into shares of common stock at any time at the option of the holder. The Series B Preferred Stock may also be converted into shares of common stock at the option of the Company if the closing price of the common stock equals at least 300% of the Conversion Price for 20 consecutive trading days, provided that no equity conditions failure (as defined in the Certificate of Designations) then exists.

The Conversion Price of the Series B Preferred Stock is subject to certain anti-dilution adjustments, including in the event of any stock splits or combinations, certain dividends and distributions, reclassification, exchange or substitution of the Company’s common stock or in the event that the Company grants, issues or sells (or enters into any agreement to grant, issue or sell), or is deemed to have granted, issued or sold, any shares of common stock for a consideration per share (the “New Issuance Price”) less than a price equal to the Conversion Price in effect immediately prior to such granting, issuance or sale or deemed granting, issuance or sale (the foregoing a “Dilutive Issuance”). Immediately after such Dilutive Issuance, the Conversion Price then in effect shall be reduced to an amount equal to the New Issuance Price.

Series C Preferred Stock Financing

On September 30, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock and warrants financing. The Company received $1,000,000 of gross proceeds in connection with the closing of this financing. The Company issued 1,000 shares of Series C convertible preferred stock (the “Series C Preferred Stock”) at a purchase price of $1,000 per share of Series C Preferred Stock. The Series C Preferred Stock is convertible into common stock at an initial conversion price of $0.1759 per share ($1,591.02 post-2025 Stock Splits) of common stock. The Company also issued warrants exercisable for 5,685,049 shares of common stock (equivalent to 629 following the 2025 Stock Splits) with a 5.5 year term and an initial exercise price of $0.1759 (adjusted to$1,591.02 following the 2025 Stock Splits).

The Preferred Stock key terms are summarized as follows:

Preference Amounts	Issue Date	Total Face Value of Investment	Issue Purchase Price/Share

Series B Preferred Stock	8/14/2024	$930,052	$1,000

•	ranks senior to the common stock with respect to dividends and rights upon liquidation
•	Stated value of $1,000 per preferred share
•	10% per annum dividend rate payable in cash or stock; Company has the option to cumulate or “capitalize” or dividends, in which case the accrued dividend amount shall be added to the stated value
•	has a liquidation preference equal to the greater of (a) 125% of the applicable liquidation value and (b) the amount per share such holder would receive if such holder converted the preferred shares into common stock immediately prior to the date of such payment
•	convertible into common stock at the option of the holder at an initial fixed conversion price of $0.234 per share of common stock ($2,116.53 post-2025 Stock Splits), subject to exchange cap and beneficial ownership limitations
•	conversion price is subject to certain price-based anti-dilution adjustments in the event that the Company issues or sells any shares of common stock for a consideration per share less than the conversion price then in effect
•	at any time, the Company has the right to redeem all, but not less than all, of the preferred shares then outstanding in cash at a price equal to at a 25% premium to the greater of (i) the applicable redemption amount and (ii) the equity value of the shares of our common stock underlying the preferred shares included in the applicable redemption amount
•	no voting rights except as otherwise required by law (or with respect to approval of certain actions)

Series C Preferred Stock	9/30/2024	$1,000,000	$1,000

•	ranks senior to the common stock with respect to dividends and rights upon liquidation
•	Stated value of $1,000 per preferred share
•	10% per annum dividend rate payable in cash or stock; Company has the option to cumulate or “capitalize” or dividends, in which case the accrued dividend amount shall be added to the stated value
•	has a liquidation preference equal to the sum of (i) the Black Scholes value of the warrants issued in connection with the Series C Preferred Stock and (ii) the greater of (a) 125% of the applicable liquidation value and (b) the amount per share such holder would receive if such holder converted the preferred shares into common stock immediately prior to the date of such payment
•	convertible into common stock at the option of the holder at an initial fixed conversion price of $0.1759 per share of common stock (adjusted to $1,591.02 following the 2025 Stock Splits), subject to exchange cap and beneficial ownership limitations
•	conversion price is subject to certain price-based anti-dilution adjustments in the event that the Company issues or sells any shares of common stock for a consideration per share less than the conversion price then in effect
•	at any time, the Company has the right to redeem all, but not less than all, of the preferred shares then outstanding in cash at a price equal to at a 25% premium to the greater of (i) the applicable redemption amount and (ii) the equity value of the shares of our common stock underlying the preferred shares included in the applicable redemption amount
•	no voting rights except as otherwise required by law (or with respect to approval of certain actions)
•	In connection with the Series C Preferred Stock, the Company also issued warrants exercisable for 5,685,049 shares of common stock(equivalent to 629 shares following the 2025 Stock Splits) with a 5.5 year term and an initial exercise price of $0.1759 per share (adjusted to $1,591.02 following the 2025 Stock Splits)

Warrants

The following table summarizes the Company’s outstanding warrants as of December 31, 2024. The warrants and related strike prices have been adjusted to reflect the 2025 Stock Splits:

Issue Date	Strike Price	Number Outstanding	Expiration
April 21, 2022 (1)	$629,532	17	April 21, 2027
April 21, 2022	$787,277	1	April 26, 2027
April 21, 2022	$629,532	3	April 21, 2027
May 16, 2023	$2,623	9	May 16, 2028
November 21, 2023	$2,623	5	November 21, 2028
November 21, 2023	$1.45	1	November 21, 2028
February 27, 2024	$5,246	1,144	February 27, 2029
August 27, 2024 (2)	$2,623	44	August 27, 2029
September 30, 2024 (2)	$1,591	629	April 1, 2030

(1)	These warrants were issued as part of the Company’s initial public offering completed April 2022, and trade on Nasdaq under the ticker symbol “ACONW.”
(2)	The per share exercise price of these warrants is subject to a “ratchet” adjustment if the Company issues securities at an effective per share price lower than the then effective warrant exercise price. The strike price of $1,591 is current through the Series C preferred stock issuance closed September 30, 2024.

NOTE 14. NET LOSS PER SHARE OF COMMON STOCK

On January 3, 2024, the Company effected a 1:16 reverse stock split of the Company’s common stock (the “2024 Stock Split”) which resulted in a reduction in the number of outstanding shares of common stock, warrants, stock options and restricted share units and a proportionate increase in the value of each share or strike price of the warrants and stock options.

On January 29, 2025, the Company effected a reverse stock split at a ratio of 1:335 (See Note 17 – Subsequent Events) which resulted in a reduction in the number of outstanding shares of common stock, warrants, stock options and restricted share units and a proportionate increase in the value of each share or strike price of the warrants and stock options.

On March 27, 2025, the Company effected a reverse stock split at a ratio of 1:27 (See Note 17 – Subsequent Events) which resulted in a reduction in the number of outstanding shares of common stock, warrants, stock options and restricted share units and a proportionate increase in the value of each share or strike price of the warrants and stock options.

The retrospective effect of the reverse stock splits has been incorporated on a retrospective basis in the tabular disclosures of loss per share and weighted average outstanding shares for the fiscal years 2024 and 2023 herein.

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

A post-2025 Stock Splits reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	December 31,
	2024	2023
Numerator:
Net loss allocable to common shareholders used to compute basic and diluted loss per common share	$(6,992,927)	$(4,911,374)
Denominator:
Weighted average shares used to compute basic and dilutive loss per share (post-split)	943	62

The following outstanding potentially dilutive securities were excluded from the calculation of dilutive loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	December 31, 2024	December 31, 2023
Shares issuable on Series A and B convertible preferred stock	386	–
Shares issuable on warrants	1,312	28
Shares issuable on restricted stock units	1	5
Shares issuable on options	19	19
	1,718	53

NOTE 15. STOCK-BASED COMPENSATION

2022 Aclarion Equity Incentive Plan

On April 21, 2022, in connection with the IPO, the Company’s 2022 Aclarion Equity Incentive Plan, or “2022 Plan”, went into effect. Our board of directors appointed the compensation committee of our board of directors as the committee under the 2022 Plan with the authority to administer the 2022 Plan. At the initiation of the 2022 Plan, the aggregate number of our shares of common stock were available to be issued or used for reference purposes was 125,000 shares (14 shares post-2025 Stock Splits), with an automatic increase on January 1st of each year, for a period of not more than ten years, commencing on January 1st of the year following the year in which the IPO Date occurs and ending on (and including) January 1, 2032, in an amount equal to 5% of the total number of shares of Capital Stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in shares for such year or that the increase in shares for such year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the preceding sentence.

At the Annual Meeting of Stockholders held December 31, 2024, stockholders approved an amendment to the 2022 Plan to increase the number of shares reserved for issuance by 1,500,000 (166 post-2025 Stock Splits), thereby increasing the number of shares issuable under the 2022 Plan from 195,695 (22 post-2025 Stock Splits) to 1,695,695 (188 post-2025 Stock Splits).

As of the years ended December 31, 2024 and 2023, the aggregate number of our shares of common stock that may be issued or used for reference purposes under the 2022 Plan was 1,695,695 (188 post-2025 Stock Splits) and 154,426 (17 post-2025 Stock Split), respectively. On January 1, 2025, the 2022 Plan had an automatic increase of 619,499 (68 post-2025 Stock Split) shares which was 5% of the total number of shares of Capital Stock outstanding on December 31, 2024.

Options granted under the 2022 Plan may be incentive stock options or non-statutory stock options, as determined by the administrator at the time of grant of an option. Restricted stock may also be granted under the 2022 Plan. The options vest in accordance with the grant terms and are exercisable for a period of up to 10 years from grant date.

The Company did not grant any stock options for the twelve months ended December 31, 2024 or 2023.

Nocimed, Inc. 2015 Stock Plan

The Company maintains the Nocimed, Inc. 2015 Stock Plan, or the “Existing Plan”, under which the Company could grant 152,558 shares (17 after giving effect to the 2025 Stock Splits) or options of the Company to our employees, consultants, and other service providers. The Company suspended the Existing Plan in connection with the April 2022, initial public offering. The Company did not grant any stock options under the Existing Plan for the twelve months ended December 31, 2024 and 2023. No further awards will be granted under the Existing Plan, but awards granted prior to the suspension date will continue in accordance with their terms and the terms of the Existing Plan.

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

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A post-split summary of option activity under the Company’s equity incentive plans is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)
Balance at December 31, 2022	19	$280,756.80	8.4
Options granted	–	$–	–
Options exercised	–	–	–
Options forfeited/expired	*	$241,682.40	–
Balance at December 31, 2023	19	281,480.40	7.4
Options granted	–	–	–
Options exercised	–	–	–
Options forfeited/expired	–	$–	–
Balance at December 31, 2024	19	$281,480.40	6.4

Exercisable at December 31, 2024	18	$280,304.55	6.4

*	Rounds to less than one share or $1

The aggregate intrinsic value in the table above of the unexercised options reflects the total pre-tax intrinsic value (the difference between the Nasdaq closing price on December 30, 2024, and the exercise price of the options that would have been received by option holders if all options exercisable had been exercised.

The aggregate intrinsic value of options outstanding at December 31, 2024 is $0. The aggregate intrinsic value of vested and exercisable options at December 31, 2024 is $0.

As of December 31, 2024, there was approximately $99,980 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the next 9 months.

The Company adjusts expense for actual forfeitures in the periods they occur.

Restricted Stock Units

During the twelve month periods ending December 31, 2022, and December 31, 2023, the Company granted RSUs under the 2022 Plan that had a combination of time-based and performance-based vesting, contingent upon continued service with the Company. The Company granted certain consultants an aggregate of RSUs for 56,626 common shares (6 shares after giving effect to the 2025 Stock Splits).

No RSUs were granted during the year ended December 31, 2024.

Post-split RSU activity under the 2022 Plan was as follows for the years ended December 31, 2024 and 2023:

	RSU’s Outstanding	Weighted-Average Grant-Date Fair value per Unit
Nonvested as of December 31, 2022	3	$118,670.40
Granted	3	77,063.40
Vested	(2)	94,068.00
Forfeited	(2)	91,444.95
Nonvested as of December 31, 2023	2	96,962.40
Granted	–	–
Vested	(1)	95,605.65
Forfeited	(1)	97,686.00
Nonvested as of December 31, 2024	–	$–

The grant date fair value for a RSU is the market price of the common stock on the date of grant. The total fair value of RSUs vested during 2024 and 2023 was $57,824 and $226,918, respectively.

As of December 31, 2024, there is $0 total unrecognized compensation cost related to non-vested RSU’s expected to be recognized in the future.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	December 31,
	2024	2023
Sales and marketing	$57,824	$228,437
Research and development	6,081	9,725
General and administrative	223,550	217,839
	$287,455	$456,001

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

A reconciliation of the federal income tax rates to the Company’s effective tax rates for the years ended December 31, 2024 and 2023 consist of the following:

	2024	2023
U.S. federal statutory rate	21.0%	21.0%
Effects of:
State taxes, net of federal benefit	5.2%	7.0%
Stock based compensation	(0.3)%	(0.6)%
Permanent differences	(2.4)%	(0.3)%
Tax return to provision adjustment	(4.1)%	–
Other	(1.4)%	(0.3)%
Change in valuation allowance	(18.0)%	(26.8)%
Effective rate	–%	–%

Significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are summarized below.

	2024	2023
Deferred tax asset:
Net operating losses	$10,435,000	$9,235,000
Stock based compensation	532,000	479,000
Total deferred tax asset	10,967,000	9,714,000
Less valuation allowance	(10,967,000)	(9,714,000)
Net deferred income tax liability	$–	$–

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance of $10,967,000 required as of December 31, 2024, as the Company determined it is more likely than not the deferred tax assets will not be realized. Our net deferred tax asset and valuation allowance increased by $1,253,000 for the year ended December 31, 2024. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company files income tax returns in the U.S., Colorado, and California jurisdictions and is subject to examination by the various taxing authorities.

NOTE 17. SUBSEQUENT EVENTS

Termination of a Material Definitive Agreement

On January 3, 2025, the Company gave notice to terminate the At-The-Market Issuance Sales Agreement entered into with Ascendiant Capital Markets, LLC on September 24, 2024, effective immediately. See Note 13 – Stockholders’ Equity for details of and shares issued under the agreement.

Registered Direct Public Offerings

January 3, 2025

On January 3, 2025, the Company sold in a registered direct offering an aggregate of 3,380,276 shares (374 shares post-2025 Stock Splits) of its common stock at a price of $0.142 per share ($1,284.39 post-2025 Stock Splits). The net proceeds to the Company of this offering were $0.45 million.

January 30, 2025

On January 30, 2025, the Company sold in a registered direct offering an aggregate of 506,803 shares (18,770 shares post-Second 2025 Stock Split) of its common stock at a price of $9.25 per share ($249.75 post-March 2025 stock split). The net proceeds to the Company of this offering were $4.4 million.

Units Offering of Common Shares and Warrants

On January 15, 2025, the Company sold, in an underwritten public offering, an aggregate of (i) 100,000 shares (11 shares post-2025 Stock Splits) of the Company’s common stock, (ii) 143,900,000 pre-funded warrants (the “Pre-Funded Warrants) (15,909 pre-funded warrants post-2025 Stock Splits) to purchase up to an aggregate of 143,900,000 common shares (15,909 shares post-2025 Stock Splits), (iii) 144,000,000 Series A Common Warrants (the “Series A Common Warrants”) (15,920 warrants post-2025 Stock Splits), and (iv) 144,000,000 Series B Common Warrants (the “Series B Common Warrants” and, together with the Series A Common Warrants, the “Common Warrants”) Each share or Pre-Funded Warrant, as applicable, was sold together with one Series A Common Warrant to purchase one share of Common Stock and one Series B Common Warrant to purchase one share of Common Stock.

The public offering price for each Unit (consisting of a common share (or Pre-Funded Warrant in lieu thereof) and accompanying Common Warrants was $0.10 ($904.50 post-2025 Stock Splits). In addition, the Company granted Dawson James an option to purchase up to an additional 21,000,000 shares (2,322 shares post-2025 Stock Splits) of our common stock (or Pre-Funded Warrants in lieu of shares of Common Stock), at the public offering price, less underwriting discounts and commissions, and up to an additional 21,000,000 (2,322 shares post-2025 Stock Splits) Series A Common Warrants and up to an additional 21,000,000 (2,322 post-2025 Stock Splits) Series B Common Warrants at a nominal price within 45 days from January 15, 2025, to cover over-allotment sales. Dawson James exercised its option to purchase 21,000,000 (2,322 post-2025 Stock Splits) Series A Common Warrants and 21,000,000 (2,322 post-2025 Stock Splits) Series B Common Warrants.

Warrants

The Pre-Funded Warrants have an exercise price of $0.00001 ($.09 post-2025 Stock Splits) per share, are immediately exercisable and expire when exercised in full. Each Series A Common Warrant will have an exercise price per share of $0.20 ($1,809.00 post-2025 Stock Splits) and will be exercisable beginning on the first trading day following the date on which Stockholder Approval is received and deemed effective (the “Initial Exercise Date” or the “Stockholder Approval Date”). The Series A Common Warrants will expire on the five-year anniversary of the Initial Exercise Date. The Series B Common Warrants will have an exercise price per share of $0.20 ($1,809.00 post-2025 Stock Splits) and will be exercisable beginning on the Initial Exercise Date. The Series B Common Warrants will expire on the two and one-half anniversary of the Initial Exercise Date.

Use of Proceeds

The net proceeds of this offering were approximately $13.3 million. The Company intends to use the net proceeds from the Offering to redeem all outstanding shares of the Company’s Series B Preferred Stock at a redemption price per share equal to $1,000 plus all accrued but unpaid dividends, with the remaining net proceeds to be used to build out the product platform, expand the Company’s sales and marketing efforts, and for general and administration expenses and other general corporate purposes.

Approval of A and B Warrants Shares

On March 5, 2025, the Company convened its Special Meeting of Stockholders. Stockholders approved the full issuance of shares of common stock issuable by the Company upon exercise of the Series A Common Warrants and the Series B Common Warrants. Following March 5, 2025, holders of Series B warrants have exercised substantially all of our outstanding Series B warrants using the alternative cashless exercise ("ACE") feature included in those warrants. The Company has issued approximately 14.7 million common shares (544 thousand shares adjusted for the Second 2025 Stock Split) in such Series B warrant exercises. No Series A warrants have been exercised as of March 31, 2025.

Redemption of Series B Preferred Stock

On January 22, 2025, the Company redeemed all Series B Preferred Stock and related accrued dividends with a cash payment of $1,213,590.

2025 Reverse Stock Splits

On January 29, 2025, the Company effected a reverse stock split at a ratio of 1:335. As a result of the reverse stock split, the Company’s issued and outstanding shares of common stock decreased from approximately 170.5 million pre-split shares to approximately 509,000 post-split shares. The reverse stock split did not change the number of authorized shares of the Company’s common stock. The reverse stock split will apply to the Company’s outstanding warrants, stock options and restricted stock units.

On March 27, 2025, the Company effected a reverse stock split at a ratio of 1:27. As a result of the reverse stock split, the Company’s issued and outstanding shares of common stock decreased from approximately 15.7 million pre-split shares to approximately 582,000 post-split shares. The reverse stock split did not change the number of authorized shares of the Company’s common stock. The reverse stock split will apply to the Company’s outstanding warrants, stock options and restricted stock units.

Nasdaq Compliance

During 2024, the Company received notices from Nasdaq indicating that the Company was not in compliance with (i) Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Stock Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing or (ii) Nasdaq Listing Rule 5550(a)(2) which requires companies listed on The Nasdaq Stock Market to maintain a minimum of a $1.00 bid price for continued listing. The Company regained compliance with the bid price requirement after the completion of its January 2025 reverse stock split. The Company regained compliance with the stockholders’ equity requirement after the completion of the Company’s January 2025 public offering.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on that assessment, our management has determined that as of December 31, 2024, our internal control over financial reporting was not effective due to material weaknesses related to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. Management has determined that these control deficiencies constitute material weaknesses, which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

Management took steps in 2024 to address the identified material weaknesses related to segregation of duties and lack of adequate accounting resources by contracting with two outside advisory services. These firms, collectively, have increased oversight of our transactions and reporting and provided technical accounting expertise for our more complex transactions.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding management’s assessment of our internal control over financial reporting pursuant to temporary rules of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the period ended December 31, 2024, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive officers and directors

Set forth below are the names, ages and positions of our executive officers and directors as of March 31, 2025.

Name	Age	Position(s) held	Served as a Director and/or Officer Since

Executive Officers
Jeff Thramann, M.D.	60	Executive Chairman and Director	2020
Brent Ness	58	Chief Executive Officer, President and Director	2021
John Lorbiecki	62	Chief Financial Officer	2021
Ryan Bond	53	Chief Strategy Officer	2021

Non-Employee Directors

Scott Breidbart, M.D.	69	Director	2022
Steve Deitsch	53	Director	2022
David Neal	53	Director	2016
William Wesemann	68	Director	2016
Amanda Williams	47	Director	2022

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

Steve Deitsch, Director: Steve Deitsch is currently the CFO of OrganOx, a medical device company which is changing the paradigm in liver transplantation. Steve has extensive strategic, operational, and financial leadership experience at both publicly traded and privately held companies. From September 2020 to April 2024, Steve served as Chief Financial Officer at Paragon 28, a medical device company focused on surgical implants for the foot and ankle. From April 2017 to August 2019, Mr. Deitsch served as Senior Vice President and Chief Financial Officer of BioScrip, Inc., which is now part of Option Care Health, Inc. (NASDAQ: BIOS). From August 2015 to April 2017, Mr. Deitsch served as Executive Vice President, Chief Financial Officer and Corporate Secretary of Coalfire, Inc., a leading cyber-security firm owned by The Carlyle Group. Steve served as the Chief Financial Officer of the Zimmer Biomet Spine, Bone Healing, and Microfixation business from July 2014 to July 2015 and as Vice President Finance, Biomet Corporate Controller from February 2014 to July 2014. Mr. Deitsch was the Chief Financial Officer of Lanx from September 2009 until it was acquired by Biomet in October 2013. From 2002 to 2009, Mr. Deitsch also served in various senior financial leadership roles at Zimmer Holdings, Inc. (now part of Zimmer Biomet, Inc.), including Vice President Finance, Reconstructive and Operations, and Vice President Finance, Europe. Steve is a director and audit committee chair of Auddia Inc. (NASDAQ: AUUD), since February of 2021. Mr. Deitsch holds a B.S. in Accounting from Ball State University and has an in-active CPA license.

David Neal, Director: Mr. Neal has been on the Aclarion Board of Directors since September 2016. He is the founder of SC Capital 1 LLC, a securitized LLC formed to invest in breakthrough medical technologies and therapies. He is a senior vice president at CAPTRUST, one of the nation’s largest financial advisory firms. Prior to merging with CAPTRUST, David was a partner at Frontier Wealth Management from April 2015 until July 2022. From 2000 to 2015, he held various positions at UBS, including Portfolio Manager and regional manager in Wichita, Kansas. He currently serves as Chairman of the Board for the foundation of Cosmosphere, a Smithsonian affiliated world-class Space museum. He is a past president of the board of the Kansas Chapter of the Leukemia & Lymphoma Society, and served 9 years on the Hutchinson Regional Medical Center board of directors. In 2006, David and his wife, Karin, founded the John & Michael Neal Foundation for Cancer Research, where they continue to raise money for various cancer research projects and fund various research medical projects. David holds a Bachelor of Sport Science degree from the University of Kansas and a Master of Management Science degree from the John Cook School of Business at Saint Louis University.

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

Amanda Williams, Director: Ms. Williams has been Senior Vice President for Clinical and Regulatory at MedAlliance, a Cordis company, which is a healthcare company focused on treating peripheral and coronary artery disease with the Selution drug coated balloon, since August 2023. From September 2018 to May 2023, she was the Senior Vice President of Clinical, Quality and Regulatory at ViewRay, Inc. (Nasdaq: VRAY), a healthcare company that integrates real time MRI imaging of tumors with the delivery of high dose radiation for improved treatment accuracy. From December, 2017, to September, 2018, she was the Head of Regulatory with the Image Guided Therapy Devices and Systems divisions of Philips. From July, 2010 to December, 2017 Ms. Sequira was the Senior Director (2010-2013) and Vice President (2013-2017) of Clinical and Regulatory with The Spectranetics Corp., (now part of Philips), and from 2003 to 2010 she was Manager, and then Director of Regulatory of AGA Medical Corp (now part of Abbott). Prior to these roles, she worked as a Regulatory Specialist with Vascular Solutions and as a Chemist with GE – Osmonics. In these positions, she worked on a diverse range of products, including cardiovascular treatment, implantable heart defect device, combination drug/device and large capital equipment (both imaging and treatment) devices. At Spectranetics, she led teams that completed multiple global randomized clinical studies. She holds a Master of Science in Regulatory from Northeastern University and a Bachelor of Science in Chemistry from the University of Minnesota.

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

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed in 2024 by Section 16(a) under the Exchange Act.

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

Rule 10b5-1 Sales Plans

Our policy governing transactions in our securities by directors, officers, and employees permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. During 2024, none of our directors or executive officers had a Rule 10b5-1 in effect.

Number of Meetings

During 2024, the board held a total of six meetings. Our Audit Committee held five meetings in 2024, our Compensation Committee held two meetings in 2024, and our Nominating and Governance Committee held one meeting. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the board committees on which he or she served during 2024.

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

Our board of directors approved the following compensation for our non-employee directors in 2024. Our non-employee directors receive annual cash compensation of (i) $25,000 for service on the board (ii) $15,000 for service as the Audit Committee chair, and (iii) $5,000 for service on each board committee. All cash payments will be made quarterly in arrears, and pro-rated for any partial quarters of service.

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2024:

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

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during our fiscal year 2024, and our next three most highly compensated executive officers in respect of their service to our company for fiscal year 2024. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2024, are:

•	Jeffrey Thramann, Executive Chairman;
•	Brent Ness, Chief Executive Officer;
•	John Lorbiecki, Chief Financial Officer; and
•	Ryan Bond, Chief Strategy Officer.

Summary Compensation Table Year Ended December 31, 2024

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers during the two most recently completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)(2)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Jeff Thramann, Executive Director	2024	300,000	80,625	–	–	444	381,069
	2023	300,000	33,375	–	–	–	333,375

Brent Ness, Chief Executive Officer	2024	300,000	80,625	–	–	444	381,069
	2023	300,000	33,375	–	–	–	333,375

Ryan Bond, Chief Strategy Officer	2024	200,000	26,875	–	–	–	226,875
	2023	200,000	11,125	–	–	–	211,125

John Lorbiecki, Chief Financial Officer	2024	225,000	60,469	–	–	444	285,913
	2023	225,000	25,031	–	–	–	250,031

____________________

(1)	The 2024 bonus amounts reflect cash bonus amounts earned in the 2024 year (as determined and approved by our Compensation Committee in January 2025.
(2)	The 2023 bonus amounts reflect cash bonus amounts earned in the 2023 year (as determined and approved by our Compensation Committee in June 2024.
(3)	Colorado FAMLI tax paid by the Company on behalf of the employee.

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

Employment Agreements

Dr. Jeff Thramann

On June 15, 2021, we entered into an employment agreement with Dr. Jeff Thramann. The employment agreement was retroactively made effective to March 1, 2021. The employment agreement provides that Dr. Thramann will:

•	Receive a salary of $25,000 per month.;

•	Be appointed as Executive Director (an executive officer position with the Company), as an “at will” employee, until the date of the IPO, at which time he transitioned from Executive Director to Executive Chairman, an executive officer of the Company.

•	Be issued options (the “Thramann Options”) to purchase 1,204,819 shares (8 shares post-2024 Stock Split and 2025 Stock Splits) of common stock (the “Thramann Option Shares”) of the Company subject to the terms and conditions set forth in the Company’s equity incentive plan, at an exercise price of $1.94 per share ($280,756.80 post-2024 Stock Split and 2025 Stock Splits). The options have a 10-year term. The vesting of the Thramann Options occurred on the date of the IPO, April 21, 2022.

Brent Ness

On September 15, 2021, we entered into an Employment Agreement with Brent Ness. The employment agreement provides that Mr. Ness would:

•	Be appointed Chief Executive Officer of the Company.

•	Receive an annual base salary of $300,000, plus an additional $100,000 if the Company completes an initial public offering and its securities are listed for trading on Nasdaq or the NYSE.

•	Commencing in 2022, Mr. Ness will be eligible to receive, upon certain conditions, an annual incentive bonus up to 50% of Mr. Ness’ base salary

•	Mr. Ness’ employment agreement is terminable ‘at will’ by the Company. If the Company terminates Mr. Ness’ employment without cause or Mr. Ness terminates for good reason, he is entitled to receive twelve months of base salary, (ii) up to nine months of paid health insurance under COBRA, and (iii) any earned but unpaid bonus for a prior completed fiscal year.

•	Be issued options to purchase 341,365 shares (2 shares post-2024 Stock Split and 2025 Stock Splits) of common stock of the Company, subject to the terms and conditions set forth in the Company’s equity incentive plan, at an exercise price of $1.94 ($280,756.80 post-2024 Stock Split and 2025 Stock Splits) per share. The stock options have a 10-year term. The stock options will vest in 48 equal installments on each monthly anniversary of the date of grant, such that the grant will become fully vested and exercisable on the four-year anniversary of the date of grant.

John Lorbiecki

On September 22, 2021, we entered into an Employment Agreement with John Lorbiecki. The employment agreement provides that Mr. Lorbiecki would:

•	Be appointed Chief Financial Officer of the Company as an “at will” employee.

•	Receive an annual base salary of $225,000.

•	Commencing in 2022, Mr. Lorbiecki will be eligible to receive, upon certain conditions, an annual incentive bonus up to 50% of Mr. Lorbiecki’s base salary.

•	Mr. Lorbiecki’s employment agreement is terminable ‘at will’ by the Company. If the Company terminates Mr. Lorbiecki’s employment without cause or Mr. Lorbiecki terminates for good reason, he is entitled to receive twelve months of base salary, (ii) up to nine months of paid health insurance under COBRA, and (iii) any earned but unpaid bonus for a prior completed fiscal year.

•	Be issued options to purchase 66,934 shares (1 share post-2024 Stock Split and 2025 Stock Splits) of common stock of the Company subject to the terms and conditions set forth in the Company’s equity incentive plan, at an exercise price of $1.94 ($280,756.80 post-2024 Stock Split and 2025 Stock Splits) per share. The stock options have a 10-year term. The stock options will vest in 48 equal installments on each monthly anniversary of the date of grant, such that the grant will become fully vested and exercisable on the four-year anniversary of the date of grant.

Outstanding Equity Awards at December 31, 2024

The following table sets forth information regarding equity awards held by our Named Executive Officers as of December 31, 2024. Information in this table has been adjusted for 2025 Stock Splits.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)
Dr. Jeffrey Thramann	9/27/2021	8	–	$280,756.80	9/27/2031	–	–
	9/14/2022	1	–	$281,118.60	9/14/2032	–	–

Brent Ness	9/27/2021	2	*	$280,756.80	9/27/2031	–	–
	9/14/2022	*	*	$281,118.60	9/14/2032	–	–

Ryan Bond	2/19/2019	*	–	$193,924.80	2/19/2029	–	–
	9/4/2021	*	–	$280,756.80	9/4/2031	–	–

John Lorbiecki	9/27/2021	*	*	$280,756.80	9/27/2031	–	–
	9/14/2022	*	*	$281,118.60	9/14/2032	–	–

* Indicates a value less than one share.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The number of shares of common stock “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of our common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power, and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after March 31, 2025.

The calculations set forth below are based upon 582,338 shares of common stock outstanding at March 31, 2025 (after the 2025 Stock Splits).

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
None

Executive Officers and Directors:
Jeff Thramann	10	*
Brent Ness	3	*
John Lorbiecki	1	*
Ryan Bond	1	*
David Neal	2	*
William Wesemann	1	*
Amanda Williams	*	*
Stephen Deitsch	*	*
Scott Breidbart	*	*

All directors and executive officers as a group (9 persons)	18	*

___________________

* Indicates a value less than one share or one percent.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2024, with respect to all of our equity compensation plans in effect on that date:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders (1)	19	$281,470.44	180

Equity Compensation Plans Not Approved by Stockholders	–	–	–

Total	19	$281,470.44	180

(1)	Consists of (i) stock options granted under the Nocimed, Inc. 2015 Stock Plan and (ii) stock options and restricted stock units (“RSUs”) granted under the Aclarion, Inc. 2022 Equity Incentive Plan, as amended. We ceased granting awards under the 2015 Plan upon the implementation of the 2022 Plan described below.

The Company’s 2022 Equity Incentive Plan, which became effective upon the completion of our IPO in April 2022, serves as the successor equity incentive plan to the 2015 Plan.

The 2022 Equity Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2023 and ending in 2032 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors. On January 1, 2024, the Company had an additional 660,311 (5 shares post-2024 Stock Split and 2025 Stock Splits) common shares added to the 2022 Equity Incentive Plan pursuant to the evergreen provision.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

The following is a description of transactions or series of transactions since January 1, 2024 to which we were or will be a party, in which:

•	the amount involved in the transaction exceeds, or will exceed, $120,000; and
•	in which any of our executive officers, directors or holder of five percent or more of any class of our capital stock, including their immediate family members or affiliated entities, had or will have a direct or indirect material interest.

None.

Compensation arrangements for our named executive officers, executive officers and our directors are described elsewhere in this Annual Report under “Director Compensation” and “Executive Compensation.”

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

The audit committee is solely responsible for selecting Aclarion’s independent registered public accounting firm and appointed Haynie & Company as auditors for Aclarion for the fiscal years ending December 31, 2024 and 2023. Stockholder approval is not required to appoint Haynie & Company as Aclarion’s independent registered public accounting firm.

Prior to the selection of Haynie & Company, the Company engaged CohnReznick LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023 and for the 2023 interim periods.

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

Independent Registered Public Accounting Firm Fees

The table below presents fees for professional audit and other services rendered by CohnReznick LLP for the fiscal years 2024 and 2023:

	2024	2023
Audit fees(1)	$–	$89,500
Tax fees	–	–
All other fees(2)	252,780	23,805
Total fees	$252,780	$113,305

The table below presents fees for professional audit and other services rendered by Haynie & Company for the fiscal years 2024 and 2023:

	2024	2023
Audit fees(1)	$59,172	$81,768
Tax fees	7,500	–
All other fees(2)	76,700	1,000
Total fees	$143,372	$82,768

(1)	Audit fees consist of fees for the audit of our annual financial statements and the review of our interim financial statements.
(2)	“All other fees” includes the services that an independent auditor would customarily provide in connection with statutory requirements, regulatory filings, and similar engagements for the fiscal year, such as comfort letters, attest services, consents, and assistance with review of documents filed with the SEC.

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

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		Underwriting Agreement, dated January 15, 2025, between the Company and Dawson James Securities, Inc.	8-K	01/17/2025	10.1
3.1		Amended and Restated Certificate of Incorporation of the Company	8-K	4/27/2022	3.1
3.2		Certificate of Amendment dated January 3, 2024 to the Amended and Restated Certificate of Incorporation	8-K	1/4/2024	3.1
3.3		Certificate of Amendment dated January 29, 2025 to the Amended and Restated Certificate of Incorporation	8-K	01/30/2025	3.1
3.4		Certificate of Amendment dated March 26, 2025 to the Amended and Restated Certificate of Incorporation	8-K	03/28/2025	3.1
3.5		Bylaws of the Company	8-K	4/27/2022	3.2
3.6		Amendment to Bylaws dated June 12, 2024	8-K	06/18/2024	3.1
3.7		Series B Convertible Preferred Stock Certificate of Designations dated August 14, 2024	8-K	08/16/2024	3.1
3.8		Series C Convertible Preferred Stock Certificate of Designations dated September 30, 2024	8-K	10/01/2024	3.1
4.1		Form of Common Stock Certificate	10-Q	6/6/2022	4.1
4.2		Form of 2022 IPO Public Warrant	8-K	4/27/2022	4.1
4.3		Form of 2022 IPO Representative’s Common Stock Purchase Warrant	8-K	4/27/2022	4.2
4.4		Form of May 2023 Common Stock Warrant	8-K	05/17/2023	10.3
4.5		Form of Common Stock Warrant dated November 21, 2023	8-K	11/22/2023	10.3
4.6		Form of Common Stock Warrant dated September 30, 2024	8-K	10/01/2024	10.2
4.7		February 2024 Form of Common Warrant	S-1/A	2/6/2024	4.5
4.8		February 2024 Form of Prefunded Warrant	S-1/A	2/6/2024	4.6
4.9		January 2025 Form of Series A Warrant	8-K	01/17/2025	4.1
4.10		January 2025 Form of Series B Warrant	8-K	01/17/2025	4.2
4.11		January 2025 Form of Pre-Funded Warrant	8-K	01/17/2025	4.3
4.12		Description of Securities				X
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	3/23/2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	3/23/2022	10.2
10.3	#	Employment Agreement of John Lorbiecki	S-1/A	3/23/2022	10.3
10.4	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	1/6/2022	10.4
10.5		License Agreement with UCSF the Regents of the University of California	S-1	1/6/2022	10.6
10.6		Amendment to UC License Agreement	S-1/A	3/4/2022	10.7
10.7	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	3/23/2022	10.8
10.8	**	Right of First Offer Agreement	S-1/A	3/23/2022	10.12
10.9		First Amendment to Right of First Offer Agreement	S-1/A	3/23/2022	10.13
10.10		Second Amendment to Right of First Offer Agreement	S-1/A	3/23/2022	10.14

10.11		Warrant Agent Agreement dated April 21, 2022	8-K	4/27/2022	10.1
10.12		Siemens Strategic Collaboration Agreement	S-1	1/6/2022	10.17
10.13	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	1/6/2022	10.20
10.14	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	1/6/2022	10.21
10.15	#	Nocimed, Inc. 2015 Stock Plan	S-8	5/26/2022	99.4
10.16	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	5/26/2022	99.5
10.17		Form of 2023 Registration Rights Agreement	8-K	5/17/2023	10.4
10.18		February 2024 Form of Warrant Agency Agreement	S-1/A	02/23/2024	4.7
10.19		White Lion White Lion Equity Line Common Stock Purchase Agreement dated October 9, 2023	8-K	10/10/2023	10.1
10.20		Amendment dated as of November 27, 2024 to Common Stock Purchase Agreement, dated as of October 9, 2023, by and between White Lion Capital, LLC and Aclarion, Inc.	8-K	11/27/2024	10.1
10.21		White Lion Equity Line Registration Rights Agreement	8-K	10/10/2023	10.2
10.22		At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC dated September 24, 2024	8-K	09-24-2024	1.1
10.23		Form of Registration Rights Agreement dated November 21, 2023	8-K	11/22/2023	10.4
10.24		Form of Registration Rights Agreement dated September 30, 2024	8-K	10/01/2024	10.3
19.1		Insider Trading Policy				X
23.1		Consent of Haynie & Company LLP, Independent Registered Public Accounting Firm				X
24.1		Power of Attorney (Included on Signature Page)				X
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Aclarion Clawback Policy	10-K	3/28/2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

By:	/s/ Brent Ness
Brent Ness Chief Executive Officer

By:	/s/ John Lorbiecki
John Lorbiecki Chief Financial Officer

Date: April 9, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of April, 2025.

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

