Form 10-Q
period 2025-03-31
Aclarion, Inc.
filed 2025-05-15
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 15, 2025, there were 582,371 shares of the registrant's common stock, $0.00001 par value per share, outstanding.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the Form 10-K) dated April 9, 2025, as filed with the Securities and Exchange Commission on April 9, 2025, under Rule 424(b)(4). Caution should be taken not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward- looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aclarion, Inc.

Condensed Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,750,272	$453,661
Restricted cash	10,000	10,000
Accounts receivable, net	19,172	18,326
Prepaids and other current assets	377,909	342,292
Total current assets	15,157,353	824,279

Non-current assets:
Property and equipment, net	5,093	5,499
Intangible assets, net	1,317,231	1,293,705
Total non-current assets	1,322,324	1,299,204

Total assets	$16,479,677	$2,123,483

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$516,268	$531,603
Accrued and other liabilities	182,616	529,182
Warrant liability	148	11,869
Liability to issue equity	–	80,772
Total current liabilities	699,032	1,153,426

Total liabilities	699,032	1,153,426

Commitments and contingencies (see Note 10)

Stockholders' equity
Series B preferred stock - $0.00001 par value, 3,000 authorized and 0 and 930 shares issued and outstanding (see Note 11)	–	*
Series C preferred stock - $0.00001 par value, 1,000 authorized and 0 and 874 shares issued and outstanding (see Note 11)	–	*
Common stock - $0.00001 par value, 200,000,000 authorized and 582,338 and 1,370 shares issued and outstanding (see Note 11)	6	*
Additional paid-in capital	69,080,386	52,232,368
Accumulated deficit	(53,299,747)	(51,262,311)
Total stockholders’ equity (deficit)	15,780,645	970,057

Total liabilities and stockholders’ equity	$16,479,677	$2,123,483

*	Rounds to less than one share or $1

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Revenue	$18,991	$10,114
Cost of revenue	23,479	19,476
Gross profit (loss)	(4,488)	(9,362)

Operating expenses:
Sales and marketing	302,584	181,056
Research and development	198,190	239,042
General and administrative	986,663	845,847
Total operating expenses	1,487,437	1,265,945

Income (loss) from operations	(1,491,925)	(1,275,307)

Other income (expense):
Interest expense	–	(335,824)
Loss on exchange of debt	–	(1,066,732)
Gain(Loss) on extinguishment of debt	73,272	(111,928)
Changes in fair value of warrant and derivative liabilities	11,721	297,684
Penalties and settlements	(672,500)	–
Other, net	41,996	93,005
Total other income (expense)	(545,511)	(1,123,795)

Loss before income taxes	(2,037,436)	(2,399,102)
Income tax provision	–	–
Net Loss	$(2,037,436)	$(2,399,102)

Dividends accrued for preferred stockholders	(6,683)	–
Net loss allocable to common stockholders	$(2,044,119)	$(2,399,102)
Net loss per share allocable to common stockholders	$(9.32)	$(3,985.22)
Weighted average shares of common stock outstanding, basic and diluted	219,366	602

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

	Series A		Series B			Series C
	Preferred Stock		Preferred Stock			Preferred Stock
	Shares	Value	Shares	Value		Shares	Value
For the Three Months Ended March 31, 2024
Balance, December 31, 2023	–	$–	–		$–	–		$–
Share-based compensation	–	–	–		–	–		–
Issuance of common stock and warrants related to public offering, net issuance costs	–	–	–		–	–		–
Issuance of common shares - equity line	–	–	–		–	–		–
Public offering and equity line issuance costs	–	–	–		–	–		–
Issuance of common shares - debt for equity exchange	–	–	–		–	–		–
Issuance of commitment shares - note financing	–	–	–		–	–		–
Issuance of common shares related to restricted stock units	–	–	–		–	–		–
Cashless exercise of pre-funded warrants	–	–	–		–	–		–
Round up convention related to reverse stock split	–	–	–		–	–		–
Net loss	–	–	–		–	–		–
Balance, March 31, 2024	–	$–	–		$–	–		$–

For the Three Months Ended March 31, 2025
Balance, December 31, 2024	–	$–	930	$	*	874	$	*
Share-based compensation	–	–	–		–	–		–
Registered Direct offering of commons stock	–	–	–		–	–		–
Public offering of common stock and warrants	–	–	–		–	–		–
Common stock issuance cost	–	–	–		–	–		–
Redemption of B series preferred stock	–	–	(930)		*	–		–
Conversion of C-series preferred stock to common stock	–	–	–		–	(874)		*
Exercise of C-series warrants	–	–	–		–	–		–
Warrant amendment	–	–	–		–	–		–
Alternative cashless exercise of B warrants	–	–	–		–	–		–
Round-up conversion related to reverse stock splits	–	–	–		–	–		–
Net loss	–	–	–		–	–		–
Balance, March 31, 2025	–	$–	–		$–	–		$–

* Rounds to less than one share or $1

(continued)

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

(continued)

	Common Stock			Paid-In	Accumulated
	Shares	Value		Capital	Deficit	Total
For the Three Months Ended March 31, 2024
Balance, December 31, 2023	91	$	*	$43,553,532	$(44,281,526)	$(727,995)
Share-based compensation	–		–	85,827	–	85,827
Issuance of common stock and warrants related to public offering	572		*	3,001,496	–	3,001,496
Issuance of common shares - equity line	50		*	1,449,532	–	1,449,532
Public offering and equity line issuance costs	–		–	(709,211)	–	(709,211)
Issuance of common shares - debt for equity exchange	71		*	1,771,606	–	1,771,606
Issuance of commitment shares - note financing	1		*	33,297	–	33,297
Issuance of common shares related to restricted stock units	*		*	*	–	–
Cashless exercise of pre-funded warrants	*		*	–	–	–
Round up convention related to reverse stock split	4		*	–	–	–
Net loss	–		–	–	(2,399,102)	(2,399,102)
Balance, March 31, 2024	791	$	*	$49,186,078	$(46,680,628)	$2,505,450

For the Three Months Ended March 31, 2025
Balance, December 31, 2024	1,370	$	*	$52,232,368	$(51,262,311)	$970,057
Share-based compensation	–		–	55,897	–	55,897
Registered Direct offerings of common stock	19,144		*	5,167,927	–	5,167,927
Public offering of common stock and warrants	16,048		*	14,554,544	–	14,554,544
Common stock issuance costs	–		–	(2,101,282)	–	(2,101,282)
Redemption of Series B preferred stock	–		–	(1,213,590)	–	(1,213,590)
Conversion of C-series preferred stock to common stock	687		*	–	–	–
Exercise of C-series warrants	629		*	336,441	–	336,441
Warrant amendment	–		–	48,087	–	48,087
Alternative cashless exercise of B warrants	544,299		5	(5)	–	–
Round-up conversion related to reverse stock splits	161		*	–	–	–
Net loss	–		–	–	(2,037,436)	(2,037,436)
Balance, March 31, 2025	582,338		$6	$69,080,386	$(53,299,747)	$15,780,645

*	Rounds to less than one share or $1

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(2,037,436)	$(2,399,102)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,167	45,109
Share-based compensation	55,897	85,827
Loss on exchange of debt	–	1,066,732
Loss on extinguishment of debt	–	111,928
Amortization of deferred issuance costs	–	335,352
Change in fair value related to warrants and derivative	(11,721)	(297,684)
Non-cash settlements	58,272	–
Amendment of warrants	48,087	–
Change in assets and liabilities
Accounts receivable	(849)	(2,616)
Prepaids and other current assets	(40,841)	(134,760)
Accounts payable	(15,334)	(640,163)
Accrued and other liabilities	(622,024)	(409,180)
Net cash (used in) operations	(2,510,782)	(2,238,557)

Investing activities
Intangible assets - Patents	(78,288)	(63,657)
Net cash (used in) investing activities	(78,288)	(63,657)

Financing activities
Public offering of common stock and warrants	14,554,545	3,001,496
Common stock cash issuance costs	(1,959,642)	(712,899)
Registered Direct offerings	5,167,927	–
Exercise of Series C warrants	336,441	–
Redemption of Series B preferred stock	(1,213,590)	–
Proceeds from equity line	–	1,449,532
Repayment of promissory notes	–	(300,974)
Bridge fund cash issuance costs	–	(23,375)
Net cash provided by financing activities	16,885,681	3,413,780

Net increase (decrease) in cash and cash equivalents	14,296,611	1,111,566
Cash, cash equivalents and restricted cash, beginning of period	463,661	1,031,069
Cash, cash equivalents and restricted cash, end of period	$14,760,272	$2,142,635

Non-cash activities
Capitalization of B-Series preferred stock dividends	5,425	–
Capitalization of Series C preferred stock dividends	1,258	–
Conversion of Series C preferred stock to common stock	548,534	–
Cashless exercise of B warrants to common stock	9,539,081	–
Issuance of common shares in exchange for debt	–	1,771,606
Issuance of bridge fund commitment shares	–	33,297

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statements. The interim condensed financial statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024, which include a complete set of footnote disclosures, including our significant accounting policies. The December 31, 2024, condensed balance sheet was derived from the December 31, 2024, audited financial statements. They should be read in conjunction with the financial statements and notes thereto included in our Annual report on Form 10-K, filed with the SEC on April 9, 2025. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

The following tables present selected share information reflecting on a retroactive basis the reverse stock splits as of and for the year ended December 31, 2024:

December 31,
2024
Common shares issued and outstanding - pre-2025 splits, 12,389,989 shares	$124
Common shares issued and outstanding - post-2025 splits, 1,370 shares	$ *
Additional paid-in capital - pre-2025 splits	$52,232,244
Additional paid-in capital - post-2025 splits	$52,232,368

Year ended December 31,
2024
Weighted average shares outstanding, basic and diluted - pre-2025 splits	8,527,977
Weighted average shares outstanding, basic and diluted - post-2025 splits	943
Basic and diluted net loss per shares attributable to common stockholders - pre-2025 splits	$(0.83)
Basic and diluted net loss per shares attributable to common stockholders - post-2025 splits	$(7,480)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had $1,394,506 cash deposits and $13,365,766 of cash equivalents at March 31, 2025. The Company had $463,661 of cash deposits at December 31, 2024.

The Company maintains cash deposits and cash equivalents at two financial institutions, which are insured by the FDIC up to $250,000. The Company’s cash balance may at times exceed these limits. On March 31, 2025, and December 31, 2024, the Company had $13,975,570 and $167,899, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of March 31, 2025, $10,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank.

Accounts Receivable, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The allowance for doubtful accounts was $0 on March 31, 2025, and December 31, 2024.

Revenue Recognition

Revenues are recognized when a contract with a customer exists, and at that point in time when we have delivered a Nociscan report to our customer. Revenue is recognized in the amount that reflects the negotiated consideration expected to be received in exchange for those reports. Following the delivery of the report, the company has no ongoing obligations or services to provide to the customer. Customers pay no other upfront, licensing, or other fees. To date, our reports are not reimbursable under any third-party payment arrangements with the exception of three private health insurance providers in the United Kingdom. The Company invoices its customers based on the billing schedules in its sales arrangements. Payment terms range generally from 30 to 90 days from the date of invoice.

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

Liquidity and Capital Resources

As of March 31, 2025, we had cash of $14,760,272. During the quarter ending March 31, 2025, the Company raised capital through two registered direct offerings and on an underwritten public offering (refer to Note 11 – Stockholders’ Equity). We believe our current cash will fund our operating expenses and capital expenditure requirements into the third quarter of 2026. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development and commercialization efforts.

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

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other fees and costs that are directly attributable to in-process equity financings as deferred offering costs until such financings are completed. Upon the completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering. Upon the completion of the two registered direct offerings and a public offering during the three months ended March 31, 2025, approximately $2.1 million of offering costs were reclassified to additional paid-in capital ($1.6 million deducted from proceeds, and $0.5 million paid or accrued).

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

	Fair value measured as of March 31, 2025
	Fair value on March 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$148	$–	$–	$148
Derivative Liability	–	–	–	–
Total Fair value	$148	$–	$–	$148

The derivative liability was retired in 2024 along with the retirement of all unsecured non-convertible notes.

There were no transfers between Level 1, 2, and 3 during the three months ended March 31, 2025.

The following table presents changes in Level 3 liabilities measures at fair value for the three months ended March 31, 2025. Both observable and unobservable inputs were used to determine the fair value positions that the Company has classified within the Level 3 category.

	Warrant Liability	Derivative Liability	Total
Balance – December 31, 2024	$11,869	$–	$11,869
Change in fair value	(11,721)	–	(11,721)
Balance – March 31, 2025	$148	$–	$148

The fair value of the warrants to purchase shares of common stock was estimated using a Monte Carlo simulation using the following assumptions.

	As of Dec 31, 2024	As of March 31, 2025
	Warrant Liability	Warrant Liability
Strike Price (not adjusted for 2025 Stock Splits)	$0.29	$0.29
Contractual term (years)	5.0	5.0
Volatility (annual)	120.0%	120.0%
Risk-free rate	4.29%	4.29%
Floor Financing price	$ n/a	$ n/a

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company for the year ended December 31, 2024 and early adoption is permitted. The company adopted the new standard effective December 31, 2024 on a retrospective basis. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows. Refer to Note 2, Segment Disclosure, for details.

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

NOTE 6. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Prepaids and other current assets:

	March 31, 2025	December 31, 2024
Short term deposits	$39,003	$39,003
Deferred offering costs	28,940	119,730
Prepaid insurance D&O	24,144	96,578
Prepaid health insurance	16,714	16,715
Prepaid consulting	100,000	–
Prepaid clinical	26,248	26,428
Prepaid NASDAQ annual fees	52,500	–
Prepaid royalties	41,667	4,167
Prepaid other annual fees	30,913	24,079
Prepaid insurance, other	10,266	15,592
Prepaid other	7,334	–
	$377,909	$342,292

Accounts payable:

	March 31, 2025	December 31, 2024
Accounts payable	$510,946	$525,582
Credit cards payable	5,322	6,021
	$516,268	$531,603

Accrued and other liabilities:

	March 31, 2025	December 31, 2024
Accrued bonus	$126,425	$404,228
Accrued audit and legal expenses	–	33,006
Accrued board compensation	46,250	46,250
Investment banking and related fees	–	15,000
Other accrued expenses	9,941	30,698
	$182,616	$529,182

NOTE 7. LEASES

The Company had no office lease for the quarter ended March 31, 2025, and the year ended December 31, 2024.

NOTE 8. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	March 31, 2025	December 31, 2024

Patents and licenses	$2,662,360	$2,584,072
Other	5,017	5,017
	2,667,377	2,589,089
Less: accumulated amortization	(1,350,147)	(1,295,385)
Intangible assets, net	$1,317,231	$1,293,705

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement and charged to research and development.

Amortization expense related to purchased intangible assets was $54,762 and $44,812 for the three months ended March 31, 2025, and 2024, respectively.

Patents and trademarks are reviewed at least annually for impairment. No impairment was recorded through March 31, 2025, and December 31, 2024, respectively.

Future amortization of intangible assets is as follows:

2025	$165,973
2026	221,298
2027	221,298
2028	221,298
2029 and beyond	487,364
Total	$1,317,231

NOTE 9. SHORT TERM NOTES AND CONVERTIBLE DEBT

As of December 31, 2024, there were no short term notes or convertible notes payable and outstanding. There was no short term note or convertible note activity in the three months ended March 31, 2025.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company so elects. The U.S. licensed patents that are currently issued expire between 2026 and 2029, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $12,500 for the three months ended March 31, 2025, and 2024, respectively, as Cost of Revenue.

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

In March 2025 we paid $687,500 to settle a dispute under the "fee tail" provision of an investment banking agreement that the Company had previously entered into.

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

Subscription Agreements

On August 12, 2024, we entered into a subscription agreement with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor 400,000 shares (equivalent to 44 shares following the 2025 Stock Splits) of common stock of the Company at a price of $0.29 per share (equivalent to $2,623.05 following the 2025 Stock Splits) for gross proceeds to the Company of $116,000. The shares were not placed through the efforts of a placement agent and no fees or commissions were paid on the transaction.

On August 15, 2024, we entered into a subscription agreement with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor 425,000 shares (equivalent to 47 shares following the 2025 Stock Splits) of common stock of the Company at a price of $0.29 per share (equivalent to $2,623.05 following the 2025 Stock Splits) for gross proceeds to the Company of $116,000. The shares were not placed through the efforts of a placement agent and no fees or commissions were paid on the transaction.

On August 27, 2024, we entered into a subscription agreement with certain accredited investors to which the Company agreed to issue and sell to the investors 1,000,000 shares of common stock (equivalent to 111 shares following the 2025 Stock Splits) at a price of $0.29 per share (equivalent to $2,623.05 following the 2025 Stock Splits) for gross proceeds of $290,000. The Shares were offered at-the-market under NASDAQ rules and pursuant to the Company’s Form 1-A initially filed on June 11, 2024 and qualified on June 24, 2024.

All of the foregoing shares were offered at-the-market under NASDAQ rules and pursuant to the Company’s Form 1-A initially filed with the SEC on June 11, 2024 and qualified on June 24, 2024.

In connection with the August 27, 2024, subscription agreement, the Company also entered into a warrant purchase agreement with the accredited investors pursuant to which the Company issued warrants to purchase up to 400,000 Common Stock (44 shares following the 2025 Stock Splits) exercisable on or after February 27, 2025 with a five year term and an initial exercise price of $0.29 per share (adjusted to $2,623.05 following the 2025 Stock Splits). The exercise price of the warrants will be adjusted if the Company sells any shares of Common Stock for a consideration per share less than a price equal to the warrant exercise price in effect immediately prior to such sale.

On September 30, 2024, as a result of the securities purchase agreement for the Company’s Series C Preferred Stock noted below, the exercise price for the warrants was adjusted to $0.1759 per share (adjusted to $1,591.02 following the 2025 Stock Splits).

White Lion Equity Line Agreement

The Company has had an equity line common stock purchase agreement (the “Equity Line Purchase Agreement”) with White Lion Capital, LLC (“White Lion”) since 2023. Pursuant to the Equity Line Purchase Agreement, during the year ended December 31, 2024, the Company issued to White Lion 1,502,343 common shares (166 shares post-2025 Stock Splits) for total proceeds of $1,754,032. Since the initiation of the Equity Line Purchase Agreement and through March 31, 2025, the Company has issued 1,800,000 shares (199 shares post-2025 Stock Splits) to White Lion for total proceeds of $3,216,981.

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

On January 3, 2025, the Company terminated the Sales Agreement.

Issuances of Preferred Stock

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

During the fourth quarter of 2024, certain holders converted 126 shares of C Preferred Stock and related accrued dividends into 739,050 shares of common stock (equivalent to 82 common shares following the 2025 Stock Splits). There were 874 C Preferred shares remaining at December 31, 2024.

During the three months ended March 31, 2025, certain holders converted the remaining 874 shares of C Preferred Stock and related accrued dividends into 6,211,618 shares of common stock (equivalent to 687 common shares following the 2025 Stock Splits).

During the three months ended March 31, 2025, holders of the Series C warrants exercised 5,685,049 warrants (629 post-2025 Stock Splits). 4,548,039 (503 post-2025 Stock Splits) warrants were exercised at $0.03 per share ($271.35 post-2025 Stock Splits), and 1,137,010 (126 post-2025 Stock Splits) warrants were exercised at $0.1759 per share ($1,591.02 post-2025 Stock Splits). The Company received payments of $336,411 as part of the warrant exercises.

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

The public offering price for each Unit (consisting of a common share (or Pre-Funded Warrant in lieu thereof) and accompanying Common Warrants was $0.10 ($904.50 post-2025 Stock Splits). In addition, the Company granted Dawson James an option to purchase up to an additional 21,000,000 shares (2,322 shares post-2025 Stock Splits) of our common stock (or Pre-Funded Warrants in lieu of shares of Common Stock), at the public offering price, less underwriting discounts and commissions, and up to an additional 21,000,000 (2,322 shares post-2025 Stock Splits) Series A Common Warrants and up to an additional 21,000,000 (2,322 post-2025 Stock Splits) Series B Common Warrants at a nominal price within 45 days from January 15, 2025, to cover over-allotment sales. Dawson James exercised its option to purchase 21,000,000 (2,322 post-2025 Stock Splits) Series A Common Warrants and 21,000,000 (2,322 post-2025 Stock Splits) Series B Common Warrants. The net proceeds to the Company of this offering were $13.4 million.

Warrants

The Pre-Funded Warrants had an exercise price of $0.00001 ($.09 post-2025 Stock Splits) per share, were immediately exercisable and expired when exercised in full. All Pre-Funded Warrants have been exercised as of March 31, 2025. Each Series A Common Warrant will have an exercise price per share of $0.20 ($1,809.00 post-2025 Stock Splits) and will be exercisable beginning on the first trading day following the date on which Stockholder Approval is received and deemed effective (the “Initial Exercise Date” or the “Stockholder Approval Date”). The Series A Common Warrants will expire on the five-year anniversary of the Initial Exercise Date. The Series B Common Warrants will have an exercise price per share of $0.20 ($1,809.00 post-2025 Stock Splits) and will be exercisable beginning on the Initial Exercise Date. The Series B Common Warrants will expire on the two and one-half anniversary of the Initial Exercise Date.

Approval of A and B Warrant Shares

On March 5, 2025, the Company convened a Special Meeting of Stockholders. Stockholders approved the full issuance of shares of common stock issuable by the Company upon exercise of the Series A Common Warrants and the Series B Common Warrants. Following March 5, 2025, holders of Series B warrants have exercised substantially all of our outstanding Series B warrants using the alternative cashless exercise ("ACE") feature included in those warrants. The Company has issued approximately 14.7 million common shares (544 thousand shares adjusted for the Second 2025 Stock Split) in such Series B warrant exercises. No Series A warrants have been exercised as of March 31, 2025.

Warrants

The following table summarizes the Company’s outstanding warrants as of March 31, 2025. The warrants and related strike prices have been adjusted to reflect the 2025 Stock Splits:

Issue Date	Strike Price	Number Outstanding	Expiration
April 21, 2022 (1)	$629,532	17	April 21, 2027
April 21, 2022	$787,277	1	April 26, 2027
April 21, 2022	$629,532	3	April 21, 2027
May 16, 2023	$2,623	9	May 16, 2028
November 21, 2023	$2,623	5	November 21, 2028
November 21, 2023	$1.45	1	November 21, 2028
February 27, 2024	$5,246	1,144	February 27, 2029
August 27, 2024	$249.75	22	August 27, 2029
August 27, 2024	$180.90	221	September 5, 2027
January 16, 2025 (2)	$180.90	18,242	March 5, 2030
January 16, 2025 (3)	$180.90	45	September 5, 2027

(1)	These warrants were issued as part of the Company’s initial public offering completed April 2022, and trade on Nasdaq under the ticker symbol “ACONW.”
(2)	These Series A warrants were issued as part of the Company’s public offering completed January 16, 2025
(3)	These Series B warrants were issued as part of the Company’s public offering completed January 16, 2025

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows (adjusted for 2025 Stock Splits):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(2,044,119)	$(2,399,102)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	219,366	600
Weighted average shares issuable for vested restricted stock units	–	2
	219,366	602

The following outstanding potentially dilutive securities were excluded from the weighted average calculation of dilutive loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	March 31, 2025	March 31, 2024

Warrants	31,708	1,179
Restricted stock units	–	1
Stock options	19	19
	31,727	1,199

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

The Company did not grant any stock options for the three months ended March 31, 2025 and twelve months ended December 31, 2024.

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

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A summary of option activity under the Company’s incentive plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Balance at December 31, 2024	19	$281,480.40	6.4
Options granted	–	–	–
Options exercised	–	–	–
Options forfeited/expired	–	–	–
Balance at March 31, 2025	19	$281,480.40	6.2

Exercisable at December 31, 2024	18	$280,304.55	6.4
Exercisable at March 31, 2025	18	$281,183.72	6.2

The aggregate intrinsic value of options outstanding at March 31, 2025 is $0. The aggregate intrinsic value of vested and exercisable options at March 31, 2025 is $0.

As of March 31, 2025, there was approximately $44,083 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the next 7 months.

Restricted Stock Units

No RSUs were granted during the year ended December 31, 2024, and the three months ended March 31, 2025.

No RSUs were outstanding at December 31, 2024, and March 31, 2025.

As of March 31, 2025, there was no unrecognized compensation cost related to non-vested RSUs.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three months ended March 31,
	2025	2024

Sales and marketing	$–	$28,128
Research and development	–	2,055
General and administrative	55,897	55,644
	$55,897	$85,827

NOTE 14. SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 9, 2025. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2024, which was as filed with the SEC on April 9, 2025, to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

Corporate Information

We currently operate as a Delaware corporation, under the name Aclarion, Inc.

Results of operations

For the Three Months Ended March 31, 2025, and 2024:

The following table summarizes our results of operations for the three months ended March 31, 2025, and 2024.

	Three Months Ended March 31,
	2025	2024	$ Change
Revenue
Revenue	$18,991	$10,114	$8,877
Cost of revenue	23,479	19,476	4,003
Gross profit (loss)	(4,488)	(9,362)	4,874

Operating expenses:
Sales and marketing	302,584	181,056	121,528
Research and development	198,190	239,042	(40,852)
General and administrative	986,663	845,847	140,816
Total operating expenses	1,487,437	1,265,945	221,492

Income (loss) from operations	(1,491,925)	(1,275,307)	(216,618)

Other income (expense):
Interest expense	–	(335,824)	335,824
Gain(Loss) on exchange of debt	–	(1,066,732)	1,066,732
Gain(Loss) on extinguishment of debt	73,272	(111,928)	185,299
Changes in fair value of warrant and derivative liabilities	11,721	297,684	(285,963)
Penalties and settlements	(672,500)	–	(672,500)
Other, net	41,996	93,005	(51,009)
Total other (expense)	(545,511)	(1,123,795)	578,284

(Loss) before income taxes	(2,037,436)	(2,399,102)	361,665
Income tax provision
Net income (loss)	$(2,037,436)	$(2,399,102)	$361,665

Dividends accrued for preferred stockholders	$(6,683)	$–	$(6,683)
Net (loss) allocable to common stockholders	$(2,044,119)	$(1,183,460)	$354,982
Net (loss) per share allocable to common stockholders	$(9.32)	$(3,987.02)	$3,977.71
Weighted average shares of common stock outstanding, basic and diluted	219,366	602	218,764

Total revenues. Total revenue for the quarter ended March 31, 2025 was $18,991, an increase of $8,877, or 88%, from $10,114 for the quarter ended March 31, 2024. The increase in revenue was driven primarily by additional patient-pay scans at Radnet facilities utilizing NOCISCAN ® reports.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (Radnet), and credit card fees. Total cost of revenue was $23,479 for the quarter ended March 31, 2025, compared to $19,476 for the quarter ended March 31, 2024, an increase of 21%. This increase was volume-related and included partner fees.

Sales and Marketing. Sales and marketing expenses include post-market clinical and reimbursement consulting, salaries, website support, press releases, conferences, travel, and shared-based compensation for Key Opinion Leaders. Expenses were $302,584 for the quarter ended March 31, 2025, compared to $181,056 for the quarter ended March 31, 2024, an increase of $121,528, or 67%. The primary driver of this increase ($128K) was the initiation of the CLARITY trial in late 2024 with site evaluations ramping up in the three months ending March 31, 2025. Those increases were offset partially by the absence of vesting expense in this reporting period related to restricted stock units for Key Opinion Leaders that was present in 2024.

Research and Development. Research and development expenses were $198,190 for the quarter ended March 31, 2025, compared to $239,042 for the quarter ended March 31, 2024, a decrease of $40,852, or 17%. This decrease was driven primarily by reduced regulatory and quality system work and contractor support.

General and Administrative. General and administrative expenses were $986,663 for the quarter ended March 31, 2025, an increase of $140,816 or 17%, from $845,847 for the quarter ended March 31, 2024. This increase was due to additional financial operations and technical accounting support, investor relations, and transfer agent services related to the funding activity in the three months ended March 31, 2025.

Other Income (Expense).

Interest expense was $0 for the quarter ended March 31, 2025, while interest expense for the quarter ended March 31, 2024 was $335,824. This decrease in interest expense was related to the retirement of all unsecured non-convertible notes in 2024.

The Company incurred losses for the quarter ended March 31, 2024, on two transactions to reduce debt. The first transaction took place between January 22 and January 29, 2024, whereby the Company entered into a series of exchange agreements with investors to issue an aggregate of 644,142 (71 adjusted for 2025 Stock Splits) shares of common stock in exchange for $1,519,779 principal and accrued interest on the notes. This transaction accelerated the recognition of the related note discounts and resulted in a $1,066,732 charge. The second transaction was on March 6, 2024, whereby the Company paid $300,974 of principal and accrued interest on the notes. This transaction accelerated the recognition of the related note discounts and resulted in a $111,928 charge.

The Company recognized a gain of $73,272 in the first quarter ended March 31, 2025 related to retiring an obligation for commitment shares.

The Company’s warrant and derivative liabilities are recorded at fair value as of each reporting date (see Note 3 to the condensed financial statements). For the quarter ended March 31, 2025, the Company recorded a favorable adjustment in fair value of $11,721. For the quarter ended March 31, 2024, the Company recorded a favorable adjustment in fair value of $297,684. The derivative liability was retired in 2024 along with the retirement of all unsecured non-convertible notes.

The Company recorded $672,500 in Penalties and Settlements. In March 2025 we paid $687,500 to settle a dispute under the "fee tail" provision of an investment banking agreement that the Company had previously entered into. This was netted against a $15,000 favorable accounts payable settlement.

Other net income of $41,996 for the quarter ended March 31, 2025, was primarily interest earned on cash and cash equivalents. Other net income of $93,005 for the quarter ended March 31, 2024, included a favorable discount to accounts payable of $117,985, offset in part by a $25,000 penalty paid to investors related to a failure to timely register certain commitment shares.

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

Revenue Recognition

The Company derives its revenues from one source, the delivery of Nociscan reports to medical professionals. Revenues are recognized when a contract with a customer exists, and the control of the promised services are transferred to our customers. The amount of revenue recognized reflects the consideration we expect to receive in exchange for those services. Substantially all of our revenues are generated from contracts with customers in the United States and United Kingdom.

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

As of March 31, 2025, we had cash and cash equivalents of $14,760,272, including $10,000 of restricted cash.

During the three months ended March 31, 2025, the Company raised an aggregate of $20.1 million of gross proceeds through a combination of a public offering of units ($14.6 million) consisting of common shares, A warrants, and B warrants, two registered direct offerings ($5.2 million) of common stock, and the exercise of Series C Preferred warrants ($0.3 million).

We believe our current cash will fund our operating expenses and capital expenditure requirements into the third quarter of 2026. Management is actively managing our cash position and continually working to secure long-term funding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months Ended March 31,
	2025	2024

Cash used in operating activities	$(2,510,782)	$(2,238,557)
Cash used in investing activities	(78,288)	(63,657)
Cash provided by financing activities	16,885,681	3,413,780
Net increase (decrease) in cash	$14,296,611	$1,111,566

Operating activities

During the three months ended March 31, 2025, operating activities used $2,510,782 of cash. This use of cash consisted primarily of employee compensation and benefit expense, general liability insurance, CLARITY study expenses, and audit and legal fees. During the three months ended March 31, 2024, operating activities used $2,238,557 of cash. The Company significantly reduced accounts payable, primarily legal expenses that had accrued over time, and significantly reduced accrued expenses including payroll, bonuses, board compensation, and audit fees.

Investing activities

During the three months ended March 31, 2025, and 2024, investing activities used $78,288 and $63,657 of cash, respectively. These investing activities consisted almost entirely of patent and license maintenance.

Financing activities

Three months ended March 31, 2025

During the three months ended March 31, 2025, the Company raised an aggregate of $20.1 million of gross proceeds through a combination of a public offering of units ($14.6 million) consisting of common shares, A warrants, and B warrants, two registered direct offerings ($5.2 million) of common stock, and the exercise of Series C Preferred warrants ($0.3 million).

Registered Direct Public Offerings

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

The public offering price for each Unit (consisting of a common share (or Pre-Funded Warrant in lieu thereof) and accompanying Common Warrants was $0.10 ($904.50 post-2025 Stock Splits). In addition, the Company granted the underwriter an option to purchase up to an additional 21,000,000 shares (2,322 shares post-2025 Stock Splits) of our common stock (or Pre-Funded Warrants in lieu of shares of Common Stock), at the public offering price, less underwriting discounts and commissions, and up to an additional 21,000,000 (2,322 shares post-2025 Stock Splits) Series A Common Warrants and up to an additional 21,000,000 (2,322 post-2025 Stock Splits) Series B Common Warrants at a nominal price within 45 days from January 15, 2025, to cover over-allotment sales. The underwriter exercised its option to purchase 21,000,000 (2,322 post-2025 Stock Splits) Series A Common Warrants and 21,000,000 (2,322 post-2025 Stock Splits) Series B Common Warrants. The net proceeds to the Company of this offering were $13.4 million.

Warrants

The Pre-Funded Warrants had an exercise price of $0.00001 ($.09 post-2025 Stock Splits) per share, were immediately exercisable and expired when exercised in full. All Pre-Funded Warrants have been exercised as of March 31, 2025. Each Series A Common Warrant will have an exercise price per share of $0.20 ($1,809.00 post-2025 Stock Splits) and will be exercisable beginning on the first trading day following the date on which Stockholder Approval is received and deemed effective (the “Initial Exercise Date” or the “Stockholder Approval Date”). The Series A Common Warrants will expire on the five-year anniversary of the Initial Exercise Date. The Series B Common Warrants will have an exercise price per share of $0.20 ($1,809.00 post-2025 Stock Splits) and will be exercisable beginning on the Initial Exercise Date. The Series B Common Warrants will expire on the two and one-half anniversary of the Initial Exercise Date.

Approval of A and B Warrant Shares

On March 5, 2025, the Company convened a Special Meeting of Stockholders. Stockholders approved the full issuance of shares of common stock issuable by the Company upon exercise of the Series A Common Warrants and the Series B Common Warrants. Following March 5, 2025, holders of Series B warrants have exercised substantially all of our outstanding Series B warrants using the alternative cashless exercise ("ACE") feature included in those warrants. The Company has issued approximately 14.7 million common shares (544 thousand shares adjusted for the Second 2025 Stock Split) in such Series B warrant exercises. No Series A warrants have been exercised as of March 31, 2025.

Series B Preferred Stock

On January 22, 2025, the Company redeemed all Series B Preferred Stock and related accrued dividends with a cash payment of $1,213,590.

Series C Preferred Stock and Warrants

During the fourth quarter of 2024, certain holders converted 126 shares of C Preferred Stock and related accrued dividends into 739,050 shares of common stock (equivalent to 82 common shares following the 2025 Stock Splits). There were 874 C Preferred shares remaining at December 31, 2024.

During the three months ended March 31, 2025, certain holders converted the remaining 874 shares of C Preferred Stock and related accrued dividends into 6,211,618 shares of common stock (equivalent to 687 common shares following the 2025 Stock Splits).

During the three months ended March 31, 2025, holders of the Series C warrants exercised 5,685,049 warrants (629 post-2025 Stock Splits). 4,548,039 (503 post-2025 Stock Splits) warrants were exercised at $0.03 per share ($271.35 post-2025 Stock Splits), and 1,137,010 (126 post-2025 Stock Splits) warrants were exercised at $0.1759 per share ($1,591.02 post-2025 Stock Splits). The Company received payments of $336,411 as part of the warrant exercises.

Three months ended March 31, 2024

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

During the three months ended March 31, 2024, the Company paid $300,974 of principal and accrued interest on certain unsecured non-convertible notes. Following this payment, the remaining outstanding balance of principal and interest on the notes was $898,380.

During the three months ended March 31, 2024, the Company entered into a series of exchange agreements (the “Exchange Agreements”) with the accredited investors to exchange principal and accrued interest on these notes for shares of common stock. Pursuant to the Exchange Agreements, the Company issued an aggregate of 644,142 (71 adjusted for 2025 Stock Splits) shares of common stock in exchange for $1,519,779 principal and accrued interest on the notes. Following these exchanges, the remaining outstanding balance of principal and interest on the notes was $1,145,037.

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

Contractual obligations and commitments

The Company does not have any contractual obligations not otherwise on our balance sheet as of March 31, 2025.

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

During the three months ended March 31, 2025, the Company worked with an outside firm to establish best practices to improve our required disclosure about our internal control over financial reporting.

Other than the applicable remediation efforts described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to material weaknesses related to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. Management determined that these control deficiencies constitute material weaknesses, which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

During the three months ended March 31, 2025, the Company continued to work with the outside firm to establish best practices over time that enhance internal control over financial reporting.

Other than the applicable remediation efforts described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2025 we paid $687,500 to settle a dispute under the "fee tail" provision of an investment banking agreement that the Company had previously entered into.

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 9, 2025. There have been no material changes to our risk factors from those included in such Annual Report except as noted below. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		Underwriting Agreement, dated January 15, 2025, between the Company and Dawson James Securities, Inc.	8-K	01/17/2025	10.1
3.1		Amended and Restated Certificate of Incorporation of the Company	8-K	4/27/2022	3.1
3.2		Certificate of Amendment dated January 3, 2024 to the Amended and Restated Certificate of Incorporation	8-K	1/4/2024	3.1
3.3		Certificate of Amendment dated January 29, 2025 to the Amended and Restated Certificate of Incorporation	8-K	01/30/2025	3.1
3.4		Certificate of Amendment dated March 26, 2025 to the Amended and Restated Certificate of Incorporation	8-K	03/28/2025	3.1
3.5		Bylaws of the Company	8-K	4/27/2022	3.2
3.6		Amendment to Bylaws dated June 12, 2024	8-K	06/18/2024	3.1
3.7		Series B Convertible Preferred Stock Certificate of Designations dated August 14, 2024	8-K	08/16/2024	3.1
3.8		Series C Convertible Preferred Stock Certificate of Designations dated September 30, 2024	8-K	10/01/2024	3.1
4.1		Form of Common Stock Certificate	10-Q	6/6/2022	4.1
4.2		Form of 2022 IPO Public Warrant	8-K	4/27/2022	4.1
4.3		Form of 2022 IPO Representative’s Common Stock Purchase Warrant	8-K	4/27/2022	4.2
4.4		Form of May 2023 Common Stock Warrant	8-K	05/17/2023	10.3
4.5		Form of Common Stock Warrant dated November 21, 2023	8-K	11/22/2023	10.3
4.6		Form of Common Stock Warrant dated September 30, 2024	8-K	10/01/2024	10.2
4.7		February 2024 Form of Common Warrant	S-1/A	2/6/2024	4.5
4.8		February 2024 Form of Prefunded Warrant	S-1/A	2/6/2024	4.6
4.9		January 2025 Form of Series A Warrant	8-K	01/17/2025	4.1
4.10		January 2025 Form of Series B Warrant	8-K	01/17/2025	4.2
4.11		January 2025 Form of Pre-Funded Warrant	8-K	01/17/2025	4.3
4.12		Description of Securities	10-K	04/09/2025	4.12
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	3/23/2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	3/23/2022	10.2
10.3	#	Employment Agreement of John Lorbiecki	S-1/A	3/23/2022	10.3
10.4	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	1/6/2022	10.4
10.5		License Agreement with UCSF the Regents of the University of California	S-1	1/6/2022	10.6
10.6		Amendment to UC License Agreement	S-1/A	3/4/2022	10.7
10.7	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	3/23/2022	10.8
10.8	**	Right of First Offer Agreement	S-1/A	3/23/2022	10.12
10.9		First Amendment to Right of First Offer Agreement	S-1/A	3/23/2022	10.13
10.10		Second Amendment to Right of First Offer Agreement	S-1/A	3/23/2022	10.14

10.11		Warrant Agent Agreement dated April 21, 2022	8-K	4/27/2022	10.1
10.12		Siemens Strategic Collaboration Agreement	S-1	1/6/2022	10.17
10.13	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	1/6/2022	10.20
10.14	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	1/6/2022	10.21
10.15	#	Nocimed, Inc. 2015 Stock Plan	S-8	5/26/2022	99.4
10.16	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	5/26/2022	99.5
10.17		Form of 2023 Registration Rights Agreement	8-K	5/17/2023	10.4
10.18		February 2024 Form of Warrant Agency Agreement	S-1/A	02/23/2024	4.7
10.19		White Lion White Lion Equity Line Common Stock Purchase Agreement dated October 9, 2023	8-K	10/10/2023	10.1
10.20		Amendment dated as of November 27, 2024 to Common Stock Purchase Agreement, dated as of October 9, 2023, by and between White Lion Capital, LLC and Aclarion, Inc.	8-K	11/27/2024	10.1
10.21		White Lion Equity Line Registration Rights Agreement	8-K	10/10/2023	10.2
10.22		At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC dated September 24, 2024	8-K	09-24-2024	1.1
10.23		Form of Registration Rights Agreement dated November 21, 2023	8-K	11/22/2023	10.4
10.24		Form of Registration Rights Agreement dated September 30, 2024	8-K	10/01/2024	10.3
19.1		Insider Trading Policy	10-K	04/09/2025	19.1
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Aclarion Clawback Policy	10-K	3/28/2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

	By:	/s/ John Lorbiecki
John Lorbiecki
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2025

