Form 10-Q
period 2025-06-30
Aclarion, Inc.
filed 2025-08-14
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, there were 582,371 shares of the registrant's common stock, $0.00001 par value per share, outstanding.

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aclarion, Inc.

Condensed Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,825,657	$453,661
Restricted cash	25,000	10,000
Accounts receivable, net	20,920	18,326
Prepaid Expense	470,095	183,560
Other current assets	99,083	158,732
Total current assets	13,440,755	824,279

Non-current assets:
Property and equipment, net	6,461	5,499
Intangible assets, net	1,307,304	1,293,705
Total non-current assets	1,313,765	1,299,204

Total assets	$14,754,520	$2,123,483

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$281,516	$531,603
Accrued and other liabilities	282,803	529,182
Warrant liability	103	11,869
Liability to issue equity	–	80,772
Total current liabilities	564,422	1,153,426

Total liabilities	564,422	1,153,426

Commitments and contingencies (see Note 10)

Stockholders' equity
Series B preferred stock - $0.00001 par value, 3,000 authorized and 0 and 930 shares issued and outstanding (see Note 11)	–	*
Series C preferred stock - $0.00001 par value, 1,000 authorized and 0 and 874 shares issued and outstanding (see Note 11)	–	*
Common stock - $0.00001 par value, 200,000,000 authorized and 582,371 and 1,370 shares issued and outstanding (see Note 11)	6	*
Additional paid-in capital	69,090,597	52,232,368
Accumulated deficit	(54,900,505)	(51,262,311)
Total stockholders’ equity	14,190,098	970,057

Total liabilities and stockholders’ equity	$14,754,520	$2,123,483

*	Rounds to less than one share or $1

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue
Revenue	$19,319	$10,971	$38,309	$21,085
Cost of revenue	14,179	23,294	37,658	42,770
Gross profit (loss)	5,140	(12,323)	651	(21,685)

Operating expenses:
Sales and marketing	343,765	225,037	646,350	406,094
Research and development	270,434	202,102	468,622	441,143
General and administrative	1,127,449	696,099	2,114,112	1,541,947
Total operating expenses	1,741,648	1,123,238	3,229,084	2,389,184

Income (loss) from operations	(1,736,508)	(1,135,561)	(3,228,433)	(2,410,869)

Other income (expense):
Interest expense	–	(127,848)	–	(463,672)
Loss on exchange of debt	–	–	–	(1,066,732)
Gain (loss) on extinguishment of debt	–	–	73,272	(111,928)
Changes in fair value of warrant and derivative liabilities	45	25,357	11,766	323,041
Penalties and settlements	–	–	(672,500)	–
Other, net	135,706	(25)	177,702	92,980
Total other income (expense)	135,751	(102,516)	(409,760)	(1,226,311)

Loss before income taxes	(1,600,757)	(1,238,077)	(3,638,193)	(3,637,180)
Income tax provision	–	–	–	–
Net Loss	$(1,600,757)	$(1,238,077)	$(3,638,193)	$(3,637,180)

Dividends accrued for preferred stockholders	–	–	(6,683)	–
Net loss allocable to common stockholders	$(1,600,757)	$(1,238,077)	$(3,644,876)	$(3,637,180)
Net loss per share allocable to common shareholders	$(2.75)	$(1,362.83)	$(9.09)	$(4,816.86)
Weighted average shares of common stock outstanding, basic and diluted	582,371	908	400,868	755

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

	Series A		Series B			Series C
	Preferred Stock		Preferred Stock			Preferred Stock
	Shares	Value	Shares	Value		Shares	Value
For the Six Months Ended June 30, 2024
Balance, December 31, 2023	–	$–	–		$–	–		$–
Share-based compensation	–	–	–		–	–		–
Issuance of common stock and warrants related to public offering, net issuance costs	–	–	–		–	–		–
Issuance of common shares - equity line	–	–	–		–	–		–
Public offering and equity line issuance costs	–	–	–		–	–		–
Issuance of common shares - debt for equity exchange	–	–	–		–	–		–
Issuance of commitment shares - note financing	–	–	–		–	–		–
Issuance of common shares related to restricted stock units	–	–	–		–	–		–
Cashless exercise of pre-funded warrants	–	–	–		–	–		–
Round up convention related to reverse stock split	–	–	–		–	–		–
Net loss	–	–	–		–	–		–
Balance, March 31, 2024	–	$–	–		$–	–		$–

Share-based compensation	–	–	–		–	–		–
Issuance of common shares related to restricted stock units	–	–	–		–	–		–
Issuance of common shares - equity line of credit	–	–	–		–	–		–
Net income (loss)	–	–	–		–	–		–
Balance, June 30, 2024	–	$–	–		$–	–		$–

For the Six Months Ended June 30, 2025
Balance, December 31, 2024	–	$–	930	$	*	874	$	*
Share-based compensation	–	–	–		–	–		–
Registered Direct offering of commons stock	–	–	–		–	–		–
Public offering of common stock and warrants	–	–	–		–	–		–
Common stock issuance cost	–	–	–		–	–		–
Redemption of B series preferred stock	–	–	(930)		*	–		–
Conversion of C-series preferred stock to common stock	–	–	–		–	(874)		*
Exercise of C-series warrants	–	–	–		–	–		–
Warrant amendment	–	–	–		–	–		–
Alternative cashless exercise of B warrants	–	–	–		–	–		–
Round-up conversion related to reverse stock splits	–	–	–		–	–		–
Net loss	–	–	–		–	–		–
Balance, March 31, 2025	–	$–	–		$–	–		$–

Share-based compensation	–	–	–		–	–		–
Round up conversion related to reverse stock splits	–	–	–		–	–		–
Common stock issuance costs	–	–	–		–	–		–
Net income (loss)	–	–	–		–	–		–
Balance, June 30, 2025	–	$–	–		$–	–		$–

(continued)

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

(continued)

	Common Stock			Paid-In	Accumulated
	Shares	Value		Capital	Deficit	Total
For the Six Months Ended June 30, 2024
Balance, December 31, 2023	91	$	*	$43,553,532	$(44,281,526)	$(727,995)
Share-based compensation	–		–	85,827	–	85,827
Issuance of common stock and warrants related to public offering	572		*	3,001,495	–	3,001,495
Issuance of common shares - equity line	50		*	1,449,532	–	1,449,532
Public offering and equity line issuance costs	–		–	(709,211)	–	(709,211)
Issuance of common shares - debt for equity exchange	71		*	1,771,606	–	1,771,606
Issuance of commitment shares - note financing	1		*	33,297	–	33,297
Issuance of common shares related to restricted stock units	*		*	*	–	–
Cashless exercise of pre-funded warrants	*		*	–	–	–
Round up convention related to reverse stock split	4		*	–	–	–
Net loss	–		–	–	(2,399,102)	(2,399,102)
Balance, March 31, 2024	791	$	*	$49,186,078	$(46,680,628)	$2,505,449

Share-based compensation	–		–	70,305	–	70,305
Issuance of common shares related to restricted stock units	1		*	*	–	–
Issuance of common shares - equity line of credit	116		*	304,500	–	304,500
Net income (loss)	–		–	–	(1,238,077)	(1,238,077)
Balance, June 30, 2024	908	$	*	$49,560,883	$(47,918,705)	$1,642,177

For the Six Months Ended June 30, 2025
Balance, December 31, 2024	1,370	$	*	$52,232,368	$(51,262,311)	$970,057
Share-based compensation	–		–	55,897	–	55,897
Registered Direct offerings of common stock	19,144		*	5,167,927	–	5,167,927
Public offering of common stock and warrants	16,048		*	14,554,544	–	14,554,544
Common stock issuance costs	–		–	(2,101,282)	–	(2,101,282)
Redemption of Series B preferred stock	–		–	(1,213,590)	–	(1,213,590)
Conversion of C-series preferred stock to common stock	687		*	–	–	–
Exercise of C-series warrants	629		*	336,441	–	336,441
Warrant amendment	–		–	48,087	–	48,087
Alternative cashless exercise of B warrants	544,299		5	(5)	–	–
Round-up conversion related to reverse stock splits	161		*	–	–	–
Net loss	–		–	–	(2,037,436)	(2,037,436)
Balance, March 31, 2025	582,338		$6	$69,080,386	$(53,299,747)	$15,780,645

Share-based compensation	–		–	28,360	–	28,360
Round up conversion related to reverse stock splits	33		–	–	–	–
Common stock issuance costs	–		–	(18,149)	–	(18,149)
Net income (loss)	–		–	–	(1,600,757)	(1,600,757)
Balance, June 30, 2025	582,371		$6	$69,090,597	$(54,900,505)	$14,190,098

*	Rounds to less than one share or $1

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(3,638,193)	$(3,637,180)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,729	90,864
Share-based compensation	84,257	156,131
Amendment of warrants	48,087	–
Non-cash settlements	58,272	–
Loss on exchange of debt	–	1,066,732
Loss on extinguishment of debt	–	111,928
Amortization of deferred issuance costs	–	491,405
Change in fair value related to warrants and derivative	(11,766)	(323,041)

Change in assets and liabilities
Accounts receivable	(2,595)	(5,115)
Prepaids and other current assets	(232,111)	(405,657)
Accounts payable	(268,237)	(540,710)
Accrued and other liabilities	(521,837)	(267,325)
Note payable, net of discount	–	(31,129)
Net cash (used in) operations	(4,376,394)	(3,293,096)

Investing activities
Intangible assets – Patents	(121,810)	(157,523)
Fixed assets	(481)	–
Net cash (used in) investing activities	(122,290)	(157,523)

Financing activities
Public offering of common stock and warrants	14,554,545	3,001,495
Registered Direct offerings	5,167,927	–
Proceeds from equity line	–	1,754,032
Common stock cash issuance costs	(1,959,643)	(828,941)
Repayment of promissory notes	–	(300,973)
Bridge fund cash issuance costs	–	(23,375)
Exercise of Series C warrants	336,441	–
Redemption of Series B Preferred stock	(1,213,590)	–
Net cash provided by financing activities	16,885,680	3,602,237

Net increase (decrease) in cash and cash equivalents	12,386,996	151,618
Cash, cash equivalents and restricted cash, beginning of period	463,661	1,031,069
Cash, cash equivalents and restricted cash, end of period	$12,850,657	$1,182,687

Non-cash activities
Issuance of common shares in exchange for debt	$–	$1,519,779
Issuance of bridge fund commitment shares	$–	$33,297
Capitalization of Series B preferred stock dividends	$5,425	$–
Capitalization of Series C preferred stock dividends	$1,258	$–
Conversion of Series C preferred stock to common stock	$548,534	$–
Cashless exercise of B warrants to common stock	$9,539,081	$–

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

The following tables present selected share information reflecting on a retroactive basis the reverse stock splits as of and for the year ended December 31, 2024:

December 31,
2024
Common shares issued and outstanding - pre-2025 splits, 12,389,989 shares	$124
Common shares issued and outstanding - post-2025 splits, 1,370 shares	$ *
Additional paid-in capital - pre-2025 splits	$52,232,244
Additional paid-in capital - post-2025 splits	$52,232,368

*	Rounds to less than one share

Year ended December 31,
2024
Weighted average shares outstanding, basic and diluted - pre-2025 splits	8,527,977
Weighted average shares outstanding, basic and diluted - post-2025 splits	943
Basic and diluted net loss per shares attributable to common stockholders - pre-2025 splits	$(0.83)
Basic and diluted net loss per shares attributable to common stockholders - post-2025 splits	$(7,480)

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

Derivative Financial Instruments

The Company has derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are recorded in other income (expenses), on a net basis in the Condensed Statements of Operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had $900,749 cash deposits and $11,949,908 of cash equivalents at June 30, 2025. The Company had $463,661 of cash deposits at December 31, 2024.

The Company maintains cash deposits and cash equivalents at two financial institutions, which are insured by the FDIC up to $250,000. The Company’s cash balance may at times exceed these limits. On June 30, 2025, and December 31, 2024, the Company had $12,350,657 and $167,899, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of June 30, 2025, $25,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank.

Accounts Receivable, Less Allowance for Credit Losses

The Company estimates an allowance for credit losses based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for credit losses will change. The allowance for credit losses was $7,350 on June 30, 2025, and $0 at December 31, 2024.

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

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $12,850,657. We believe our current cash will fund our operating expenses and capital expenditure requirements into the third quarter of 2026. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development and commercialization efforts.

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

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other fees and costs that are directly attributable to in-process equity financings as deferred offering costs until such financings are completed. Upon the completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering. Upon the completion of the two registered direct offerings and a public offering during the three months ended March 31, 2025, approximately $2.1 million of offering costs were reclassified to additional paid-in capital ($1.6 million deducted from proceeds, and $0.5 million paid or accrued). During the three months ended June 30, 2025, $18,149 of offering costs were reclassified to additional paid-in capital.

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

NOTE 3: FAIR VALUE MEASUREMENTS

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants on a recurring basis to determine the fair value of the liability.

	Fair value measured as of June 30, 2025
	Fair value on June 30, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$11,949,908	$11,949,908	$–	$–

Liabilities
Warrant liability	$103	$–	$–	$103

There were no transfers between Level 1, 2, and 3 during the six months ended June 30, 2025.

The following table presents changes in Level 3 liabilities measures at fair value for the three months ended June 30, 2025. Both observable and unobservable inputs were used to determine the fair value positions that the Company has classified within the Level 3 category.

	Warrant Liability	Liability to Issue Commitment Shares	Total
Balance – December 31, 2024	$11,869	$80,772	$92,641
Change in fair value	(11,766)	(80,772)	(92,538)
Balance – June 30, 2025	$103	$–	$103

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

NOTE 6. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Prepaids expenses:

	June 30, 2025	December 31, 2024
Prepaid insurance D&O	$320,208	$96,578
Prepaid health insurance	16,715	16,715
Prepaid clinical	26,428	26,428
Prepaid NASDAQ annual fees	35,000	–
Prepaid royalties	29,167	–
Prepaid other annual fees	29,604	24,079
Prepaid insurance, other	12,937	15,592
Prepaid other	–	4,167
	$470,095	$183,560

Other current assets:

	June 30, 2025	December 31, 2024
Short term deposits	$39,002	$39,002
Deferred offering costs	60,081	119,730
	$99,083	$158,732

Accounts payable:

	June 30, 2025	December 31, 2024
Accounts payable	$279,642	$525,582
Credit cards payable	1,874	6,021
	$281,516	$531,603

Accrued and other liabilities:

	June 30, 2025	December 31, 2024
Accrued bonus	$199,444	$404,228
Accrued audit and legal expenses	15,737	33,006
Accrued board compensation	46,250	46,250
Investment banking and related fees	–	15,000
Other accrued expenses and liabilities	21,372	30,698
	$282,803	$529,182

NOTE 7. LEASES

The Company had no office lease for the quarter ended June 30, 2025, and the year ended December 31, 2024.

NOTE 8. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	June 30, 2025	December 31, 2024
Patents and licenses	$2,705,882	$2,584,072
Other	5,017	5,017
	2,710,899	2,589,089
Less: accumulated amortization	(1,403,595)	(1,295,385)
Intangible assets, net	$1,307,304	$1,293,705

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement and charged to research and development.

Amortization expense related to purchased intangible assets was $54,762 and $45,458 for the three months ended June 30, 2025, and 2024, respectively. Amortization expense related to purchased intangible assets was $108,211 and $90,270 for the six months ended June 30, 2025, and 2024, respectively.

Patents and trademarks are reviewed at least annually for impairment. No impairment was recorded through June 30, 2025, and December 31, 2024, respectively.

Future amortization of intangible assets is as follows:

2025	$114,310
2026	228,619
2027	228,619
2028	228,619
2029 and beyond	507,137
Total	$1,307,304

NOTE  9. SHORT TERM NOTES AND CONVERTIBLE DEBT

As of December 31, 2024, there were no short-term notes or convertible notes payable and outstanding. There was no short term note or convertible note activity in the three months ended June 30, 2025.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company so elects. The U.S. licensed patents that are currently issued expire between 2026 and 2029, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $12,500 for the three months ended June 30, 2025, and 2024, respectively, and $25,000 for the six months ended June 30, 2025, and 2024, respectively, as Cost of Revenue.

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

In March 2025 we paid $687,500 to settle a dispute under the “fee tail” provision of an investment banking agreement that the Company had previously entered into. There were no other penalties or settlements paid in the six months ended June 30, 2025.

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

White Lion Equity Line Agreement

The Company has had an equity line common stock purchase agreement (the “Equity Line Purchase Agreement”) with White Lion Capital, LLC (“White Lion”) since 2023. Pursuant to the Equity Line Purchase Agreement, during the year ended December 31, 2024, the Company issued to White Lion 1,502,343 common shares (166 shares post-2025 Stock Splits) for total proceeds of $1,754,032. Since the initiation of the Equity Line Purchase Agreement and through June 30, 2025, the Company has issued 1,800,000 shares (199 shares post-2025 Stock Splits) to White Lion for total proceeds of $3,216,981.

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

Approval of A and B Warrant Shares

On March 5, 2025, the Company convened a Special Meeting of Stockholders. Stockholders approved the full issuance of shares of common stock issuable by the Company upon exercise of the Series A Common Warrants and the Series B Common Warrants. Following March 5, 2025, holders of Series B warrants have exercised substantially all of our outstanding Series B warrants using the alternative cashless exercise (“ACE”) feature included in those warrants. The Company has issued approximately 14.7 million common shares (544 thousand shares adjusted for the Second 2025 Stock Split) in such Series B warrant exercises. No Series A warrants have been exercised as of June 30, 2025.

Warrants

The following table summarizes the Company’s outstanding warrants as of June 30, 2025. The warrants and related strike prices have been adjusted to reflect the 2025 Stock Splits:

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	Three Months Ended June 30,
	2025	2024
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(1,600,757)	$(1,238,077)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	582,371	907
Weighted average shares issuable for vested restricted stock units and pre-funded warrants	–	1
	$582,371	$908

	Six Months Ended June 30,
	2025	2024
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(3,644,876)	$(3,637,180)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	400,826	754
Weighted average shares issuable for vested restricted stock units and pre-funded warrants	42	1
	$400,868	$755

The following outstanding potentially dilutive securities were excluded from the weighted average calculation of dilutive loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	June 30, 2025	June 30, 2024

Warrants	19,709	1,179
Restricted stock units	–	1
Stock options	19	19
	19,728	1,199

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

As of the year ended December 31, 2024 the aggregate number of our shares of common stock that may be issued or used for reference purposes under the 2022 Plan was 1,695,695 (188 post-2025 Stock Splits). On January 1, 2025, the 2022 Plan had an automatic increase of 619,499 (68 post-2025 Stock Split) shares which was 5% of the total number of shares of Capital Stock outstanding on December 31, 2024.

Options granted under the 2022 Plan may be incentive stock options or non-statutory stock options, as determined by the administrator at the time of grant of an option. Restricted stock may also be granted under the 2022 Plan. The options vest in accordance with the grant terms and are exercisable for a period of up to 10 years from grant date.

The Company did not grant any stock options for the six months ended June 30, 2025 and twelve months ended December 31, 2024.

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

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A summary of option activity under the Company’s incentive plans is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Balance at December 31, 2024	19	$277,881.44	6.2
Options granted	–	–	–
Options exercised	–	–	–
Options forfeited/expired	–	–	–
Balance at June 30, 2025	19	$277,881.44	5.7

Exercisable at December 31, 2024	18	$277,721.70	6.2
Exercisable at June 30, 2025	18	$277,721.70	5.7

The aggregate intrinsic value of options outstanding at June 30, 2025 is $0. The aggregate intrinsic value of vested and exercisable options at June 30, 2025 is $0.

As of June 30, 2025, there was approximately $15,424 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over the next 4 months.

Restricted Stock Units

No RSUs were granted during the year ended December 31, 2024, and the three and six months ended June 30, 2025.

No RSUs were outstanding at December 31, 2024, and June 30, 2025.

As of June 30, 2025, there was no unrecognized compensation cost related to non-vested RSUs.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales and marketing	$–	$12,605	$–	$40,733
Research and development	–	2,055	–	4,110
General and administrative	28,360	55,644	84,257	111,288
Total share based compensation	$28,360	$70,305	$84,257	$156,131

NOTE 14. SUBSEQUENT EVENTS

Submission of Matters to a Vote of Security Holders

On July 21, 2025, the Company reconvened and held its 2025 Annual Meeting of Stockholders. The Annual Meeting had been adjourned from the original scheduled meeting date of July 7, 2025.

The matters voted upon at the Annual Meeting and the results of such voting are set forth below:

•	Proposal 1 - Election of seven directors to serve a term ending at the 2026 annual meeting, in each case until their respective successors are duly elected and qualified: Approved
•	Proposal 2 - Ratification of appointment of independent registered accounting firm – Haynie & Company: Approved
•	Proposal 3 – Approval of a proposed reverse stock split: Approved
•	Proposal 4 – Approval of an amendment to our 2022 equity incentive plan: Not approved

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

Results of operations

For the Three Months Ended June 30, 2025, and 2024:

The following table summarizes our results of operations for the three months ended June 30, 2025, and 2024.

	Three Months Ended June 30,
	2025	2024	$ Change
Revenue
Revenue	$19,319	$10,971	$8,348
Cost of revenue	14,179	23,294	(9,115)
Gross profit (loss)	5,140	(12,323)	17,463

Operating expenses:
Sales and marketing	343,765	225,037	118,728
Research and development	270,434	202,102	68,332
General and administrative	1,127,449	696,099	431,350
Total operating expenses	1,741,648	1,123,238	618,410

(Loss) from operations	(1,736,508)	(1,135,561)	(600,947)

Other income(expense):
Interest expense	–	(127,848)	127,848
Changes in fair value of warrant and derivative liabilities	45	25,357	(25,312)
Other, net	135,706	(25)	135,731
Total other income(expense)	135,751	(102,516)	238,267

(Loss) before income taxes	(1,600,757)	(1,238,077)	(362,680)
Income tax provision	–	–
Net income (loss)	$(1,600,757)	$(1,238,077)	$(362,680)

Net (loss) allocable to common stockholders	$(1,600,757)	$(1,238,077)	$(362,680)
Net (loss) per share allocable to common stockholders	$(2.75)	$(1,362.83)	$1,360.08
Weighted average shares of common stock outstanding, basic and diluted	582,371	908	581,463

Total Revenues. Total revenues for the quarter ended June 30, 2025 were $19,319, which was an increase of $8,348, or 76%, from $10,971 for the quarter ended June 30, 2024. This increase in revenues was driven primarily by the growing volume of NOCISCAN ® reports sold into the UK market following recent local coverage decisions.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (Radnet), and credit card fees. Total cost of revenue was $14,179 for the quarter ended June 30, 2025, compared to $23,294 for the quarter ended June 30, 2024, a decrease of 39%. This decrease was primarily due to a reduced allocation of hosting fees to cost of revenue and a change in revenue mix that reduced partner fees.

Sales and Marketing. Marketing expenses include post-market clinical and reimbursement consulting, salaries, website support, press releases, conferences, travel, and shared-based compensation for Key Opinion Leaders. Sales and marketing expenses were $343,765 for the quarter ended June 30, 2025, compared to $225,037 for the quarter ended June 30, 2024, an increase of $118,728, or 53%. Post-market clinical expenses increased as the Company initiated the Clarity trial, with the first patient enrolled in June 2025. Travel expenses were also higher to support the local coverage decisions in the UK market. These increased costs were partially offset by decreased product marketing consulting and the expiration of restricted stock vesting.

Research and Development. Research and development expenses were $270,434 for the quarter ended June 30, 2025, compared to $202,102 for the quarter ended June 30, 2024, an increase of $68,332, or 34%. This increase was due primarily to a bonus accrual in Q2 2025, compared to the quarter ended June 30, 2024 without a bonus accrual. Additionally, the Company utilized more quality and regulatory consulting services for the quarter ended June 30, 2025.

General and Administrative. General and administrative expenses were $1,127,449 for the quarter ended June 30, 2025, an increase of $431,350 or 62%, from $696,099 for the quarter ended June 30, 2024. For the quarter ended June 30, 2025, the Company accrued about $199,000 for the 2025 bonus program, compared to no bonus accrual in the quarter ended June 30, 2024. Also in 2025, the Company incurred higher insurance costs related to enhanced D&O coverage. Consulting services were also higher given increased attention on marketing the Company’s stock, financial control enhancements, and human resources.

Other Income (Expense).

The Company earned about $135,000 of interest income during the quarter ended June 30, 2025, on money market deposits following the fundraising activity in the first quarter ended March 31, 2025. Interest expense was $127,848 for the quarter ended June 30, 2024, due to the increase in debt taken on by the company in 2024.

For the Six Months Ended June 30, 2025, and 2024:

The following table summarizes our results of operations for the six months ended June 30, 2025, and 2024.

	Six Months Ended June 30,
	2025	2024	$ Change
Revenue
Revenue	$38,309	$21,085	$17,224
Cost of revenue	37,658	42,770	(5,112)
Gross profit (loss)	651	(21,685)	22,336

Operating expenses:
Sales and marketing	646,350	406,094	240,256
Research and development	468,622	441,143	27,479
General and administrative	2,114,112	1,541,947	572,165
Total operating expenses	3,229,084	2,389,184	839,900

(Loss) from operations	(3,228,433)	(2,410,869)	(817,564)

Other income(expense):
Interest expense	–	(463,672)	463,672
Loss on exchange of debt	–	(1,066,732)	1,066,732
Gain(loss) on extinguishment of debt	73,272	(111,928)	185,200
Changes in fair value of warrant and derivative liabilities	11,766	323,041	(311,275)
Penalties and settlements	(672,500)	–	(672,500)
Other, net	177,702	92,980	84,722
Total other (expense)	(409,760)	(1,226,311)	816,551

(Loss) before income taxes	(3,638,193)	(3,637,180)	(1,013)
Income tax provision	–	–	–
Net income (loss)	$(3,638,193)	$(3,637,180)	$(1,013)

Dividends accrued for preferred stockholders	$(6,683)	$–	$(6,683)
Net (loss) allocable to common stockholders	$(3,644,876)	$(3,637,180)	$(7,696)
Net (loss) per share allocable to common stockholders	$(9.09)	$(4,816.86)	$4,807.77
Weighted average shares of common stock outstanding, basic and diluted	400,868	755	400,113

Total revenues. Total revenues for the six months ended June 30, 2025, were $38,309, which was an increase of $17,224, or 82%, from $21,085 for the six months ended June 30, 2024. This increase in revenue was driven primarily by the growing volume of NOCISCAN ® reports sold into the UK market following recent local coverage decisions, with a slight increase also in patient-pay volume.

Cost of Revenue. Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (Radnet), and credit card fees. Total cost of revenue was $37,658 for the six months ended June 30, 2025, compared to $42,770 for the six months ended June 30, 2024, a decrease of 12%. This decrease was primarily due to a reduced allocation of hosting fees to cost of revenue in the second quarter of 2025.

Sales and Marketing. Marketing expenses include post-market clinical and reimbursement consulting, salaries, website support, press releases, conferences, travel, and shared-based compensation for Key Opinion Leaders. Sales and marketing expenses were $646,350 for the six months ended June 30, 2025, compared to $406,094 for the six months ended June 30, 2024, an increase of $240,256, or 59%. Increased post-market clinical expense related to the Clarity trial (approximately $180,000 increase), co-marketing expense, and a 2025 bonus accrual, was offset in part by a reduction in restricted stock vesting expense related to the Company’s engagement of Key Opinion Leaders and reduced product market consulting.

Research and Development. Research and development expenses were $468,622 for the six months ended June 30, 2025, compared to $441,143 for the six months ended June 30, 2024, an increase of $27,479, or 6%. The increase expense was due to the bonus accrual that was recorded in the six months ended June 30, 2025, compared to the six months ended June 30, 2024 without a bonus accrual, and an increase in required regulatory and quality system work in the first half of 2025.

General and Administrative. General and administrative expenses were $2,114,112 for the six months ended June 30, 2025, an increase of $572,165 or 37%, from $1,541,947 for the six months ended June 30, 2024. The increase was related to a bonus accrual of about $154,000 for the 2025 bonus program, compared to no bonus accrual in the quarter ended June 30, 2024. For the six months ended June 30, 2025, the Company incurred higher insurance costs related to enhanced D&O coverage. Consulting services were also higher given increased attention to marketing the Company’s stock, financial control enhancements, and human resources. Finally, the Company recorded higher NASDAQ and SEC fees versus the prior year.

Other Income (Expense).

Interest expense was $0 for the six months ended June 30, 2025, while interest expense for the six months ended June 30, 2024 was $463,672. This decrease in interest expense was related to the retirement of all unsecured non-convertible notes in 2024.

The Company incurred losses during the six months ended June 30, 2024, on two transactions to reduce debt. The first transaction took place between January 22 and January 29, 2024, whereby the Company entered into a series of exchange agreements with investors to issue an aggregate of 644,142 (71 adjusted for 2025 Stock Splits) shares of common stock in exchange for $1,519,779 principal and accrued interest on the notes. This transaction accelerated the recognition of the related note discounts and resulted in a $1,066,732 charge. The second transaction was on March 6, 2024, whereby the Company paid $300,974 of principal and accrued interest on the notes. This transaction accelerated the recognition of the related note discounts and resulted in a $111,928 charge.

The Company recognized a gain of $73,272 in the six months ended June 30, 2025 related to retiring an obligation for commitment shares.

The Company’s warrant and derivative liabilities are recorded at fair value as of each reporting date. For the six months ended June 30, 2025, the Company recorded a favorable adjustment in fair value of $11,766. For the six months ended June 30, 2024, the Company recorded a favorable adjustment in fair value of $323,041. The derivative liability was retired in 2024 along with the retirement of all unsecured non-convertible notes.

In the six months ended June 30, 2025, the Company recorded $672,500 in Penalties and Settlements. In March 2025 the Company paid $687,500 to settle a dispute under the "fee tail" provision of an investment banking agreement that the Company had previously entered into. This was netted against a $15,000 favorable accounts payable settlement.

Other net income of $177,702 for the six months ended June 30, 2025, was primarily interest on money market deposits following the fundraising activity in the first quarter of 2025. Other net income of $92,980 for the six months ended June 30, 2024, included a favorable discount to accounts payable of $117,985, offset in part by a $25,000 penalty paid to investors related to a failure to timely register certain commitment shares.

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

As of June 30, 2025, we had cash and cash equivalents of $12,850,657, including $25,000 of restricted cash.

During the six months ended June 30, 2025, the Company raised an aggregate of $20.1 million of gross proceeds through a combination of a public offering of units ($14.6 million) consisting of common shares, A warrants, and B warrants, two registered direct offerings ($5.2 million) of common stock, and the exercise of Series C Preferred warrants ($0.3 million).

We believe our current cash will fund our operating expenses and capital expenditure requirements into the third quarter of 2026. Management is actively managing our cash position and continually working to secure long-term funding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2025	2024

Cash used in operating activities	$(4,376,394)	$(3,293,096)
Cash used in investing activities	(122,290)	(157,523)
Cash provided by financing activities	16,885,680	3,602,237
Net increase (decrease) in cash	$12,386,996	$151,618

Operating activities

During the six months ended June 30, 2025, operating activities used $4,376,394 of cash. This use of cash consisted primarily of employee compensation and benefit expense, general liability insurance, CLARITY study expenses, and audit and legal fees. During the six months ended June 30, 2024, operating activities used $3,293,096 of cash. During the six months ended June 30, 2025, the Company reduced accounts payable, primarily legal expenses that had accumulated over time, and reduced accrued expenses including payroll, bonuses, board compensation, and audit fees. In addition, prepaid expenses increased primarily due to D&O insurance.

Investing activities

During the six months ended June 30, 2025, and 2024, investing activities used $122,290 and $157,523 of cash, respectively. These investing activities consisted almost entirely of patent and license filings.

Financing activities

Six months ended June 30, 2025

During the six months ended June 30, 2025, the Company raised an aggregate of $20.1 million of gross proceeds through a combination of a public offering of units ($14.6 million) consisting of common shares, A warrants, and B warrants, two registered direct offerings ($5.2 million) of common stock, and the exercise of Series C Preferred warrants ($0.3 million).

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

Approval of A and B Warrant Shares

On March 5, 2025, the Company convened a Special Meeting of Stockholders. Stockholders approved the full issuance of shares of common stock issuable by the Company upon exercise of the Series A Common Warrants and the Series B Common Warrants. Following March 5, 2025, holders of Series B warrants have exercised substantially all of our outstanding Series B warrants using the alternative cashless exercise ("ACE") feature included in those warrants. The Company has issued approximately 14.7 million common shares (544 thousand shares adjusted for the Second 2025 Stock Split) in such Series B warrant exercises. No Series A warrants have been exercised as of June 30, 2025.

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

During the six months ended June 30, 2025, certain holders converted the remaining 874 shares of C Preferred Stock and related accrued dividends into 6,211,618 shares of common stock (equivalent to 687 common shares following the 2025 Stock Splits).

During the six months ended June 30, 2025, holders of the Series C warrants exercised 5,685,049 warrants (629 post-2025 Stock Splits). 4,548,039 (503 post-2025 Stock Splits) warrants were exercised at $0.03 per share ($271.35 post-2025 Stock Splits), and 1,137,010 (126 post-2025 Stock Splits) warrants were exercised at $0.1759 per share ($1,591.02 post-2025 Stock Splits). The Company received payments of $336,411 as part of the warrant exercises.

Six months ended June 30, 2024

During the six months ended June 30, 2024, net cash provided by financing activities was $3,602,237, which included gross proceeds of $1,754,032 from our equity line and $3,001,495 from a February 27, 2024, public offering. Cash issuance costs related to all financing activities totaled $1,153,289. The Company used cash in the year 2024 to retire $300,973 of outstanding debt.

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

Contractual obligations and commitments

The Company does not have any contractual obligations not otherwise on our balance sheet as of June 30, 2025.

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

During the six months ended June 30, 2025, the Company continued to work with an outside firm to establish best practices to improve our required disclosure about our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to material weaknesses related to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. Management determined that these control deficiencies constitute material weaknesses, which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

The Company did engage an outside firm in the third quarter of 2023 to provide accounting support and increased segregation of duties. During the six months ended June 30, 2025, the Company continued to work with the outside firm to establish best practices over time that enhance internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		Underwriting Agreement, dated January 15, 2025, between the Company and Dawson James Securities, Inc.	8-K	1/17/2025	10.1
3.1		Amended and Restated Certificate of Incorporation of the Company	8-K	4/27/2022	3.1
3.2		Certificate of Amendment dated January 3, 2024 to the Amended and Restated Certificate of Incorporation	8-K	1/4/2024	3.1
3.3		Certificate of Amendment dated January 29, 2025 to the Amended and Restated Certificate of Incorporation	8-K	1/30/2025	3.1
3.4		Certificate of Amendment dated March 26, 2025 to the Amended and Restated Certificate of Incorporation	8-K	3/28/2025	3.1
3.5		Bylaws of the Company	8-K	4/27/2022	3.2
3.6		Amendment to Bylaws dated June 12, 2024	8-K	6/18/2024	3.1
3.7		Series B Convertible Preferred Stock Certificate of Designations dated August 14, 2024	8-K	8/16/2024	3.1
3.8		Series C Convertible Preferred Stock Certificate of Designations dated September 30, 2024	8-K	10/1/2024	3.1
4.1		Form of Common Stock Certificate	10-Q	6/6/2022	4.1
4.2		Form of 2022 IPO Public Warrant	8-K	4/27/2022	4.1
4.3		Form of 2022 IPO Representative’s Common Stock Purchase Warrant	8-K	4/27/2022	4.2
4.4		Form of May 2023 Common Stock Warrant	8-K	5/17/2023	10.3
4.5		Form of Common Stock Warrant dated November 21, 2023	8-K	11/22/2023	10.3
4.6		Form of Common Stock Warrant dated September 30, 2024	8-K	10/1/2024	10.2
4.7		February 2024 Form of Common Warrant	S-1/A	2/6/2024	4.5
4.8		February 2024 Form of Prefunded Warrant	S-1/A	2/6/2024	4.6
4.9		January 2025 Form of Series A Warrant	8-K	1/17/2025	4.1
4.10		January 2025 Form of Series B Warrant	8-K	1/17/2025	4.2
4.11		January 2025 Form of Pre-Funded Warrant	8-K	1/17/2025	4.3
4.12		Description of Securities	10-K	4/9/2025	4.12
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	3/23/2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	3/23/2022	10.2
10.3	#	Employment Agreement of John Lorbiecki	S-1/A	3/23/2022	10.3
10.4	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	1/6/2022	10.4
10.5		License Agreement with UCSF the Regents of the University of California	S-1	1/6/2022	10.6
10.6		Amendment to UC License Agreement	S-1/A	3/4/2022	10.7
10.7	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	3/23/2022	10.8
10.8	**	Right of First Offer Agreement	S-1/A	3/23/2022	10.12
10.9		First Amendment to Right of First Offer Agreement	S-1/A	3/23/2022	10.13
10.10		Second Amendment to Right of First Offer Agreement	S-1/A	3/23/2022	10.14
10.11		Warrant Agent Agreement dated April 21, 2022	8-K	4/27/2022	10.1
10.12		Siemens Strategic Collaboration Agreement	S-1	1/6/2022	10.17
10.13	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	1/6/2022	10.20

10.14	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	1/6/2022	10.21
10.15	#	Nocimed, Inc. 2015 Stock Plan	S-8	5/26/2022	99.4
10.16	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	5/26/2022	99.5
10.17		Form of 2023 Registration Rights Agreement	8-K	5/17/2023	10.4
10.18		February 2024 Form of Warrant Agency Agreement	S-1/A	2/23/2024	4.7
10.19		White Lion White Lion Equity Line Common Stock Purchase Agreement dated October 9, 2023	8-K	10/10/2023	10.1
10.20		Amendment dated as of November 27, 2024 to Common Stock Purchase Agreement, dated as of October 9, 2023, by and between White Lion Capital, LLC and Aclarion, Inc.	8-K	11/27/2024	10.1
10.21		White Lion Equity Line Registration Rights Agreement	8-K	10/10/2023	10.2
10.22		At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC dated September 24, 2024	8-K	9/24/2024	1.1
10.23		Form of Registration Rights Agreement dated November 21, 2023	8-K	11/22/2023	10.4
10.24		Form of Registration Rights Agreement dated September 30, 2024	8-K	10/1/2024	10.3
19.1		Insider Trading Policy	10-K	4/9/2025	19.1
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Aclarion Clawback Policy	10-K	3/28/2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

	By:	/s/ John Lorbiecki
John Lorbiecki
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 14, 2025

