Form 10-Q
period 2025-09-30
Aclarion, Inc.
filed 2025-11-12
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, there were 671,371 shares of the registrant's common stock, $0.00001 par value per share, outstanding.

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aclarion, Inc.

Condensed Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,341,336	$453,661
Restricted cash	25,000	10,000
Accounts receivable, net	32,018	18,326
Prepaid expense	407,308	183,560
Other current assets	99,084	158,732
Total current assets	11,904,746	824,279

Non-current assets:
Property and equipment, net	13,164	5,499
Intangible assets, net	1,282,388	1,293,705
Total non-current assets	1,295,552	1,299,204

Total assets	$13,200,298	$2,123,483

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$274,359	$531,603
Accrued and other liabilities	425,286	529,182
Warrant liability	102	11,869
Liability to issue equity	–	80,772
Total current liabilities	699,747	1,153,426

Total liabilities	699,747	1,153,426

Commitments and contingencies (see Note 10)

Stockholders' equity:
Series B preferred stock - $.00001 par value, 3,000 authorized 0 and 930 shares issued and outstanding (see Note 11)	–	*
Series C preferred stock - $.00001 par value, 1,000 authorized 0 and 874 shares issued and outstanding (see Note 11)	–	*
Common stock - $.00001 par value, 200,000,000 authorized 582,371 and 1,370 shares issued and outstanding (See Note 11)	6	*
Additional paid-in capital	69,107,343	52,232,368
Accumulated deficit	(56,606,798)	(51,262,311)
Total stockholders’ equity	12,500,551	970,057
Total liabilities and stockholders’ equity	$13,200,298	$2,123,483

*	Rounds to less than one share or $1

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Revenue	$18,942	$14,407	$57,251	$35,492
Cost of revenue	14,556	21,332	52,214	64,102
Gross profit (loss)	4,386	(6,925)	5,037	(28,610)

Operating expenses:
Sales and marketing	632,409	232,775	1,278,759	638,869
Research and development	302,037	195,797	770,659	636,940
General and administrative	900,904	860,461	3,015,016	2,402,408
Total operating expenses	1,835,350	1,289,033	5,064,434	3,678,217

Loss from operations	(1,830,964)	(1,295,958)	(5,059,397)	(3,706,827)

Other income (expense):
Interest expense	–	(71,527)	–	(535,199)
Loss on exchange of debt	–	(6,585)	–	(1,073,317)
Gain (loss) on extinguishment of debt	–	–	73,272	(111,928)
Changes in fair value of warrant and derivative liabilities	1	7,591	11,767	330,632
Penalties and settlements	–	–	(672,500)	–
Other, net	124,669	303	302,371	93,284
Total other income (expense)	124,670	(70,218)	(285,090)	(1,296,528)

Loss before income taxes	(1,706,294)	(1,366,176)	(5,344,487)	(5,003,355)
Income tax provision	–	–	–	–
Net loss	$(1,706,294)	$(1,366,176)	$(5,344,487)	$(5,003,355)

Dividends accrued for preferred stockholders	–	(12,142)	(6,683)	(12,142)
Net loss allocable to common stockholders	$(1,706,294)	$(1,378,318)	$(5,351,170)	$(5,015,497)
Net loss per share allocable to common shareholders	$(2.93)	$(1,321.49)	$(11.60)	$(5,893.65)
Weighted average shares of common stock outstanding, basic and diluted	582,371	1,043	461,341	851

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

	Series A		Series B		Series C
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock			Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value		Capital	Deficit	Total
For the Nine Months Ended September 30, 2024
Balance, December 31, 2023	–	$–	–	$–	–	$–	93	$	*	$43,553,531	$(44,281,526)	$(727,995)
Share-based compensation	–	–	–	–	–	–	–		–	85,827	–	85,827
Issuance of common stock and warrants related to public offering	–	–	–	–	–	–	572		*	3,001,495	–	3,001,495
Issuance of common shares - equity line of credit	–	–	–	–	–	–	50		*	1,449,532	–	1,449,532
Public offering and equity line issuance costs	–	–	–	–	–	–	–		–	(709,211)	–	(709,211)
Issuance of common shares - debt for equity exchange	–	–	–	–	–	–	71		*	1,771,606	–	1,771,606
Issuance of commitment shares - note financing	–	–	–	–	–	–	1		*	33,297	–	33,297
Issuance of common shares related to restricted stock units	–	–	–	–	–	–	*		*	*	–	–
Cashless exercise of pre-funded warrants	–	–	–	–	–	–	*		*	–	–	–
Round up convention related to reverse stock split	–	–	–	–	–	–	4		*	–	–	–
Net loss	–	–	–	–	–	–	–		–	–	(2,399,102)	(2,399,102)
Balance, March 31, 2024	–	$–	–	$–	–	$–	791	$	*	$49,186,077	$(46,680,628)	$2,505,449

Share-based compensation	–	–	–	–	–	–	–		–	70,305	–	70,305
Issuance of common shares related to restricted stock units	–	–	–	–	–	–	1		*	*	–	–
Issuance of common shares - equity line of credit	–	–	–	–	–	–	116		*	304,500	–	304,500
Net loss	–	–	–	–	–	–	–		–	–	(1,238,077)	(1,238,077)
Balance, June 30, 2024	–	$–	–	$–	–	$–	908	$	*	$49,560,882	$(47,918,705)	$1,642,177

Share-based compensation	–	–	–	–	–	–	–		–	74,706	–	74,706
Issuance of common shares related to restricted stock units	–	–	–	–	–	–	1		*	–	–	–
Issuance of common shares related to RegA+	–	–	–	–	–	–	202		18	451,953	–	451,971
Issuance of B-Series preferred stock - debt for equity exchange	–	–	930	–	–	–	–		–	930,052	–	930,052
B-Series preferred stock issuance costs	–	–	–	–	–	–	–		–	(35,000)	–	(35,000)
C-Series preferred stock issuance costs	–	–	–	–	–	–	–		–	(55,000)	–	(55,000)
Issuance of C-Series preferred stock	–	–	–	–	–	–	–		–	602,900	–	602,900
Common stock issuance costs	–	–	–	–	1,000	–	–		–	(210,228)	–	(210,228)
Issuance of C-Series warrants	–	–	–	–	–	–	–		–	397,100	–	397,100
Issuance of RegA+ warrants	–	–	–	–	–	–	–		–	77,283	–	77,283
Capitalization of B-Series preferred stock dividends	–	–	–	–	–	–	–		–	(12,142)	12,142	–
Net income (loss)	–	–	–	–	–	–	–		–	–	(1,366,176)	(1,366,176)
Balance, September 30, 2024	–	$–	930	$–	1,000	$–	1,111		$18	$51,782,506	$(49,272,739)	$2,509,785

* Rounds to less than one share or $1

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

(Continued)

	Series A		Series B		Series C
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock			Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value		Capital	Deficit	Total
For the Nine Months Ended September 30, 2025
Balance, December 31, 2024	–	$–	930	$–	874	$–	1,370	$	*	$52,232,368	$(51,262,311)	$970,057
Share-based compensation	–	–	–	–	–	–	–		–	55,897	–	55,897
Registered Direct offerings of common stock	–	–	–	–	–	–	19,144		*	5,167,927	–	5,167,927
Public offering of common stock and warrants	–	–	–	–	–	–	16,048		*	14,554,544	–	14,554,544
Common stock issuance costs	–	–	–	–	–	–	–		–	(2,101,282)	–	(2,101,282)
Redemption of Series B preferred stock	–	–	(930)	–	–	–	–		–	(1,213,590)	–	(1,213,590)
Conversion of C-series preferred stock to common stock	–	–	–	–	(874)	–	687		*	–	–	–
Exercise of C-series warrants	–	–	–	–	–	–	629		*	336,441	–	336,441
Warrant amendment	–	–	–	–	–	–	–		–	48,087	–	48,087
Alternative cashless exercise of B warrants	–	–	–	–	–	–	544,299		5	(5)	–	–
Round-up conversion related to reverse stock splits	–	–	–	–	–	–	161		*	–	–	–
Net loss	–	–	–	–	–	–	–		–	–	(2,037,436)	(2,037,436)
Balance, March 31, 2025	–	$–	–	$–	–	$–	582,338		$6	$69,080,387	$(53,299,747)	$15,780,645

Share-based compensation	–	–	–	–	–	–	–		–	28,360	–	28,360
Round up conversion related to reverse stock splits	–	–	–	–	–	–	33		*	–	–	–
Common stock issuance costs	–	–	–	–	–	–	–		–	(18,150)	–	(18,150)
Net loss	–	–	–	–	–	–	–		–	–	(1,600,757)	(1,600,757)
Balance, June 30, 2025	–	$–	–	$–	–	$–	582,371		$6	$69,090,597	$(54,900,504)	$14,190,098

Share-based compensation	–	–	–	–	–	–	–		–	16,746	–	16,746
Net loss	–	–	–	–	–	–	–		–	–	(1,706,294)	(1,706,294)
Balance, September 30, 2025	–	$–	–	$–	–	$–	582,371		$6	$69,107,343	$(56,606,798)	$12,500,551

*	Rounds to less than one share or $1

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,344,487)	$(5,003,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166,093	140,893
Share-based compensation	101,003	230,837
Amendment of warrants	48,087	–
Non-cash settlements	58,272	–
Loss on exchange of debt	–	1,073,317
Loss on extinguishment of debt	–	111,928
Amortization of deferred issuance costs	–	502,516
Change in fair value related to warrants and derivative	(11,767)	(330,632)
Non-cash interest related to bridge funding	–	58,002
Change in operating assets and liabilities
Accounts receivable	(13,692)	(2,351)
Prepaids and other current assets	(164,100)	(329,306)
Accounts payable	(214,007)	(443,068)
Accrued and other liabilities	(162,168)	(326,399)
Note payable, net of discount	–	(31,129)
Net cash used in operating activities	(5,536,766)	(4,348,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets – Patents	(154,639)	(261,220)
Fixed assets	(7,802)	–
Net cash used in investing activities	(162,441)	(261,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Public offering of common stock and warrants	14,554,545	–
Registered Direct offerings	5,167,927	–
Common stock cash issuance costs	(2,243,441)	(714,332)
Exercise of Series C warrants	336,441	–
Redemption of Series B Preferred stock	(1,213,590)	–
Issuance of common stock and warrants related to public offering, net deductions	–	2,691,391
Proceeds from common stock and warrant RegA+ offering	–	529,254
Proceeds from sales of C-Series preferred stock and warrants	–	1,000,000
Proceeds from equity line	–	1,754,032
Repayment of promissory notes	–	(300,974)
Bridge fund cash issuance costs	–	(23,375)
Preferred stock cash issuance costs	–	(35,000)
Net cash provided by financing activities	16,601,882	4,900,996

Net increase in cash and cash equivalents	10,902,675	291,029
Cash, cash equivalents and restricted cash, beginning of period	463,661	1,031,069
Cash, cash equivalents and restricted cash, end of period	$11,366,336	$1,322,098

Non-cash activities
Capitalization of Series B preferred stock dividends	$5,425	$–
Capitalization of Series C preferred stock dividends	$1,258	$–
Conversion of Series C preferred stock to common stock	$548,534	$–
Cashless exercise of B warrants to common stock	$9,539,081	$–
Dividends accrued on preferred shares	$–	$12,142
Exchange of indebtedness for preferred shares	$–	$930,052
Issuance of common shares in exchange for debt	$–	$1,771,606
Issuance of bridge fund commitment shares	$–	$33,297
Accrued issuance costs related to preferred stock	$–	$55,000
Accrued issuance costs related to common stock	$–	$94,733
Designation of prepaid expenses to common stock issuance costs	$–	$919,439
Issuance of common shares related to restricted stock units	$–	$216,397

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE  1. THE COMPANY AND BASIS OF PRESENTATION

The Company

Aclarion, Inc., formerly Nocimed, Inc., (the “Company” or “Aclarion”) is a healthcare technology company that leverages magnetic resonance spectroscopy (“MRS”) combined with proprietary signal-processing biomarkers to optimize clinical treatments. The Company was formed in February 2015, incorporated in Delaware, and has its principal place of business in Broomfield, Colorado.

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

The following tables present selected share information reflecting on a retroactive basis the reverse stock splits as of and for the year ended December 31, 2024:

	December 31, 2024
Common shares issued and outstanding - pre-2025 splits, 12,389,989 shares		$124
Common shares issued and outstanding - post-2025 splits, 1370 shares	$	*
Additional paid-in capital - pre-2025 splits		$52,232,244
Additional paid-in capital - post-2025 splits		$52,232,368

*	Rounds to less than one share

Year Ended December 31, 2024
Weighted average shares outstanding, basic and diluted - pre-2025 splits	8,527,977
Weighted average shares outstanding, basic and diluted - post-2025 splits	943
Basic and diluted net loss per shares attributable to common stockholders - pre-2025 splits	$(0.83)
Basic and diluted net loss per shares attributable to common stockholders - post-2025 splits	$(7,480)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had $307,106 cash deposits and $11,059,230 of cash equivalents at September 30, 2025. The Company had $463,661 of cash deposits and $0 cash equivalents at December 31, 2024.

The Company maintains cash deposits and cash equivalents at three financial institutions, which are insured by the FDIC up to $250,000. The Company’s cash balance may at times exceed these limits. On September 30, 2025 and December 31, 2024, the Company had $10,866,336 and $167,899, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of September 30, 2025, $25,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank.

Accounts Receivable, Less Allowance for Credit Losses

The Company estimates an allowance for credit losses based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for credit losses will change. The allowance for credit losses was $8,575 on September 30, 2025, and $0 at December 31, 2024.

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

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $11,366,336. The Company raised an additional $2.5 million in October, 2025 in a registered direct public offering. We believe our current cash will fund our operating expenses and capital expenditure requirements through the first quarter of 2027. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development and commercialization efforts.

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

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other fees and costs that are directly attributable to in-process equity financings as deferred offering costs until such financings are completed. Upon the completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering. Upon the completion of the two registered direct offerings and a public offering during the nine months ended September 30, 2025, approximately $2.1 million of offering costs were reclassified to additional paid-in capital ($1.6 million deducted from proceeds, and $0.5 million paid or accrued). During the three months ended September 30, 2025, $0 offering costs were reclassified to additional paid-in capital.

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

	Fair value measured as of September 30, 2025
	Fair value on	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$11,059,230	$11,059,230	$–	$–

Liabilities
Warrant liability	$102	$–	$–	$102

There were no transfers between Level 1, 2, and 3 during the nine months ended September 30, 2025.

The following table presents changes in Level 3 liabilities measures at fair value for the three months ended September 30, 2025. Both observable and unobservable inputs were used to determine the fair value positions that the Company has classified within the Level 3 category.

	Warrant Liability	Liability to Issue Commitment Shares	Total

Balance - December 31, 2024	$11,869	$80,772	$92,641
Change in fair value	(11,767)	(80,772)	(92,539)
Balance - September 30, 2025	$102	$–	$102

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

NOTE 6. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Prepaids expenses:

	September 30, 2025	December 31, 2024
Prepaid D&O Insurance	$220,833	$96,578
Prepaid Health Insurance	18,063	16,715
Prepaid Other Insurance	7,272	15,592
Prepaid Clinical	26,428	26,428
Prepaid Annual Fees	18,241	24,079
Prepaid NASDAQ Annual Fees	17,500	–
Prepaid Royalties	16,667	–
Prepaid Consulting	58,367	–
Prepaid - other	23,937	4,168
	$407,308	$183,560

Other current assets:

	September 30, 2025	December 31, 2024
Short term deposits	$39,003	$39,002
Deferred offering costs	60,081	119,730
	$99,084	$158,732

Accounts payable:

	September 30, 2025	December 31, 2024
Accounts payable	$265,745	$525,582
Credit cards payable	8,614	6,021
	$274,359	$531,603

Accrued and other liabilities:

	September 30, 2025	December 31, 2024
Accrued bonus	$295,021	$404,228
Accrued audit and legal expenses	21,302	33,006
Accrued board compensation	66,250	46,250
Investment banking and related fees	–	15,000
Other accrued expenses and liabilities	42,713	30,698
	$425,286	$529,182

NOTE 7. LEASES

The Company had no office lease for the quarter ended September 30, 2025, and the year ended December 31, 2024.

NOTE 8. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	September 30, 2025	December 31, 2024
Patents and licenses	$2,738,711	$2,584,072
Other	5,017	5,017
	2,743,728	2,589,089
Less: accumulated amortization	(1,461,340)	(1,295,384)
Intangible assets, net	$1,282,388	$1,293,705

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement and charged to research and development.

Amortization expense related to purchased intangible assets was $57,744 and $49,732 for the three months ended September 30, 2025, and 2024, respectively. Amortization expense related to purchased intangible assets was $165,955 and $140,003 for the nine months ended September 30, 2025, and 2024, respectively.

Patents and trademarks are reviewed at least annually for impairment. No impairment was recorded through September 30, 2025, and December 31, 2024, respectively.

Future amortization of intangible assets is as follows:

2025 (remainder of 2025)	$58,222
2026	232,888
2027	232,888
2028	232,888
2029 and beyond	525,502
Total	$1,282,388

NOTE  9. SHORT TERM NOTES AND CONVERTIBLE DEBT

As of December 31, 2024, there were no short-term notes or convertible notes payable and outstanding. There was no short-term note or convertible note activity in the three or nine months ended September 30, 2025.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company so elects. The U.S. licensed patents that are currently issued expire between 2026 and 2029, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $12,500 for the three months ended September 30, 2025, and 2024, respectively, and $37,500 for the nine months ended September 30, 2025, and 2024, respectively, as Cost of Revenue.

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

In March 2025 we paid $687,500 to settle a dispute under the “fee tail” provision of an investment banking agreement that the Company had previously entered into. There were no other penalties or settlements paid in the nine months ended September 30, 2025.

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

Subscription Agreements

On August 12, 2024, we entered into a subscription agreement with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor 400,000 shares (equivalent to 44 shares following the 2025 Stock Splits) of common stock of the Company at a price of $0.29 per share (equivalent to $2,623.05 following the 2025 Stock Splits) for gross proceeds to the Company of $116,000. The shares were not placed through the efforts of a placement agent, and no fees or commissions were paid on the transaction.

On August 15, 2024, we entered into a subscription agreement with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor 425,000 shares (equivalent to 47 shares following the 2025 Stock Splits) of common stock of the Company at a price of $0.29 per share (equivalent to $2,623.05 following the 2025 Stock Splits) for gross proceeds to the Company of $116,000. The shares were not placed through the efforts of a placement agent, and no fees or commissions were paid on the transaction.

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

In connection with the August 27, 2024, subscription agreement, the Company also entered into a warrant purchase agreement with the accredited investors pursuant to which the Company issued warrants to purchase up to 400,000 Common Stock (44 shares following the 2025 Stock Splits) exercisable on or after February 27, 2025 with a five-year term and an initial exercise price of $0.29 per share (adjusted to $2,623.05 following the 2025 Stock Splits). The exercise price of the warrants will be adjusted if the Company sells any shares of Common Stock for a consideration per share less than a price equal to the warrant exercise price in effect immediately prior to such sale.

On September 30, 2024, as a result of the securities purchase agreement for the Company’s Series C Preferred Stock noted below, the exercise price for the warrants was adjusted to $0.1759 per share (adjusted to $1,591.02 following the 2025 Stock Splits).

White Lion Equity Line Agreement

The Company has had an equity line common stock purchase agreement (the “Equity Line Purchase Agreement”) with White Lion Capital, LLC (“White Lion”) since 2023. Pursuant to the Equity Line Purchase Agreement, during the year ended December 31, 2024, the Company issued to White Lion 1,502,343 common shares (166 shares post-2025 Stock Splits) for total proceeds of $1,754,032. Since the initiation of the Equity Line Purchase Agreement and through September 30, 2025, the Company has issued 1,800,000 shares (199 shares post-2025 Stock Splits) to White Lion for total proceeds of $3,216,981.

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

Series C Preferred Stock Financing

On September 30, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock and warrants financing. The Company received $1,000,000 of gross proceeds in connection with the closing of this financing. The Company issued 1,000 shares of Series C convertible preferred stock (the “Series C Preferred Stock”) at a purchase price of $1,000 per share of Series C Preferred Stock. The Series C Preferred Stock is convertible into common stock at an initial conversion price of $0.1759 per share ($1,591.02 post-2025 Stock Splits) of common stock. The Company also issued warrants exercisable for 5,685,049 shares of common stock (equivalent to 629 following the 2025 Stock Splits) with a 5.5-year term and an initial exercise price of $0.1759 (adjusted to$1,591.02 following the 2025 Stock Splits).

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

January 2025 Registered Direct Public Offerings

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

Approval of A and B Warrant Shares

On March 5, 2025, the Company convened a Special Meeting of Stockholders. Stockholders approved the full issuance of shares of common stock issuable by the Company upon exercise of the Series A Common Warrants and the Series B Common Warrants. Following March 5, 2025, holders of Series B warrants have exercised substantially all of our outstanding Series B warrants using the alternative cashless exercise (“ACE”) feature included in those warrants. The Company has issued approximately 14.7 million common shares (544 thousand shares adjusted for the Second 2025 Stock Split) in such Series B warrant exercises. No Series A warrants have been exercised as of September 30, 2025.

Warrants

The following table summarizes the Company’s outstanding warrants as of September 30, 2025. The warrants and related strike prices have been adjusted to reflect the 2025 Stock Splits:

Issue Date	Strike Price	Number Outstanding	Expiration

April 21, 2022 (1)	$629,532	17	April 21, 2027
April 21, 2022	$787,277	1	April 26, 2027
April 21, 2022	$629,532	3	April 21, 2027
May 16, 2023	$2,623	9	May 16, 2028
November 21, 2023	$2,623	5	November 21, 2028
November 21, 2023	$1	1	November 21, 2028
February 27, 2024	$5,246	1,144	February 27, 2029
August 27, 2024	$250	22	August 27, 2029
August 27, 2024	$181	221	September 5, 2027
January 16, 2025 (2)	$181	18,242	March 5, 2030
January 16, 2025 (3)	$181	45	September 5, 2027

(1)	These warrants were issued as part of the Company’s initial public offering completed April 2022, and trade on Nasdaq under the ticker symbol “ACONW.”
(2)	These Series A warrants were issued as part of the Company’s public offering completed January 16, 2025
(3)	These Series B warrants were issued as part of the Company’s public offering completed January 16, 2025

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	Three Months Ended September 30,
	2025	2024
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(1,706,294)	$(1,378,318)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	582,371	1,042
Weighted average shares issuable for vested restricted stock units and pre-funded warrants	–	1
	582,371	1,043

	Nine Months Ended September 30,
	2025	2024
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(5,351,170)	$(5,015,497)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	461,341	850
Weighted average shares issuable for vested restricted stock units and pre-funded warrants	–	1
	461,341	851

The following outstanding potentially dilutive securities were excluded from the weighted average calculation of dilutive loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	Nine Months Ended September 30,
	2025	2024
Preferred stock (as-converted)	–	167
Warrants	23,709	1,132
Restricted stock units	–	2
Stock options	1,908	19
	25,617	1,320

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

As of the year ended December 31, 2024 the aggregate number of our shares of common stock that may be issued or used for reference purposes under the 2022 Plan was 1,695,695 (188 post-2025 Stock Splits). On January 1, 2025, the 2022 Plan had an automatic increase of 619,499 (68 post-2025 Stock Split) shares which was 5% of the total number of shares of Capital Stock outstanding on December 31, 2024. As of September 30, 2025, the 2022 plan has 256 shares available for grant.

Options granted under the 2022 Plan may be incentive stock options or non-statutory stock options, as determined by the administrator at the time of grant of an option. Restricted stock may also be granted under the 2022 Plan. The options vest in accordance with the grant terms and are exercisable for a period of up to 10 years from grant date.

No stock options were granted under the 2022 Plan during the three or nine months ended September 30, 2025 or during the year ended December 31, 2024.

Inducement Grant Outside the 2022 Plan

On September 2, 2025, the Company granted a stock option to its incoming Chief Financial Officer as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4). This award was not granted pursuant to the 2022 Plan but was structured to mirror the terms and conditions of the 2022 Plan. The inducement grant provides for an option to purchase 17,000 shares of the Company’s common stock at an exercise price of $7.15 per share, equal to the fair market value on the date of grant. The option vests over a four-year period and expires on September 2, 2035, ten years from the date of grant.

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

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A summary of option activity under the Company’s 2015 and 2022 incentive plans are as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Balance at December 31, 2024	19	$277,881.44	6.2
Options granted	–	–	–
Options exercised	–	–	–
Options forfeited/expired	–	–	–
Balance at September 30, 2025	19	$277,881.44	5.4

Exercisable at December 31, 2024	18	$277,721.70	6.2
Exercisable at September 30, 2025	19	$277,721.70	5.4

The aggregate intrinsic value of options outstanding at September 30, 2025 is $0. The aggregate intrinsic value of vested and exercisable options at September 30, 2025 is $0.

As of September 30, 2025, there was approximately $73,550 of total unrecognized compensation cost related to non-vested stock options.

Restricted Stock Units

No RSUs were granted during the year ended December 31, 2024, and the three and nine months ended September 30, 2025.

No RSUs were outstanding at December 31, 2024, and September 30, 2025.

As of September 30, 2025, there was no unrecognized compensation cost related to non-vested RSUs.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024

Sales and marketing	$–	$17,091	$–	$57,824
Research and development	–	1,971	–	6,081
General and administrative	16,746	55,644	101,003	166,932
	$16,746	$74,706	$101,003	$230,837

NOTE 14. SUBSEQUENT EVENTS

October 2025 Registered Direct Public Offering

On October 14, 2025, the Company sold, in a registered direct public offering, an aggregate of (i) 64,000 shares of the Company’s common stock, and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 236,000 shares of common stock, at an offering price of $8.36 per share.

The Pre-funded Warrants were immediately exercisable, with exercise price of $.00001 per share. A holder of Pre-funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than either 4.99% or 9.99% of the number of shares of the common stock outstanding immediately after giving effect to such exercise. A holder of Pre-funded Warrants may increase or decrease this percentage not in excess of 9.99% by providing at least 61 days’ prior notice to the Company.

The aggregate gross proceeds to the Company from this offering were approximately $2.5 million, before deducting the placement agent fees of 7% of the aggregate gross proceeds and other offering expenses payable by the Company. The Company intends to use the net proceeds from the offering to fund market development and clinical evidence, product development and quality, and general and administration support, and other general corporate purposes.

As of November 10, 2025, 25,000 Pre-funded Warrants have been exercised.

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

Results of operations

For the Three Months Ended September 30, 2025, and 2024:

The following table summarizes our results of operations for the three months ended September 30, 2025, and 2024.

	Three Months Ended September 30,
	2025	2024	$ Change
Revenue
Revenue	$18,942	$14,407	$4,535
Cost of revenue	14,556	21,332	(6,776)
Gross profit (loss)	4,386	(6,925)	11,311

Operating expenses:
Sales and marketing	632,409	232,775	399,634
Research and development	302,037	195,797	106,240
General and administrative	900,904	860,461	40,443
Total operating expenses	1,835,350	1,289,033	546,317

Loss from operations	(1,830,964)	(1,295,958)	(535,006)

Other income (expense):
Interest expense	–	(71,527)	71,527
Loss on exchange of debt	–	(6,585)	6,585
Gain (loss) on extinguishment of debt	–	–	–
Changes in fair value of warrant and derivative liabilities	1	7,591	(7,590)
Penalties and settlements	–	–	–
Other, net	124,669	303	124,366
Total other income (expense)	124,670	(70,218)	194,888

Loss before income taxes	(1,706,294)	(1,366,176)	(340,118)
Income tax provision	–	–	–
Net loss	$(1,706,294)	$(1,366,176)	$(340,118)

Dividends accrued for preferred stockholders	–	(12,142)	12,142
Net loss allocable to common stockholders	$(1,706,294)	$(1,378,318)	$(327,976)
Net loss per share allocable to common shareholders	$(2.93)	$(1,321.49)	$(0.56)
Weighted average shares of common stock outstanding, basic and diluted	582,371	1,043	581,328

Total Revenues.

Total revenues for the three months ended September 30, 2025 were $18,942, an increase of $4,535 or 31.5%, compared to $14,407 for the three months ended September 30, 2024. This increase in revenues was driven primarily by the growing volume of NOCISCAN ® reports sold into the UK market following recent local coverage decisions. We expect this increase in revenue to continue as we bring on more insurance payors, and our scan volumes increase.

Cost of Revenue.

Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (Radnet), and credit card fees. Total cost of revenue was $14,556 for the three months ended September 30, 2025, compared to $21,332 for the same period ended September 30, 2024, a decrease of $6,776 or 31.8%. This decrease was primarily due to a reduced allocation of hosting fees to cost of revenue and a change in revenue mix that reduced partner fees.

Sales and Marketing.

Sales and marketing expenses include post-market clinical and reimbursement consulting, salaries, website support, press releases, conferences, travel, and shared-based compensation. Sales and marketing expenses were $632,409 for the three months ended September 30, 2025, compared to $232,775 for the same period in 2024, an increase of $399,634 or 171.7%. For the three months ended September 30, 2025, post-market clinical expenses were $197,227, compared to $78,657 for the same period in 2024, an increase of $118,570, primarily due to initiation the Clarity trial with the first patient enrolled in June 2025. Product marketing consulting expenses were $190,242 for the three months ended September 30, 2025, compared to $10,755 for the same period in 2024, an increase of $179,487, reflecting expanded use of external consultants. Bonus expense increased by $53,245 for the three months ended September 30, 2025, compared to $0 for the same period in 2024, due to accruals for incentive-based performance payouts. Travel expenses $35,087 for the three months ended September 30, 2025, compared to $13,381 for the same period in 2024, an increase $21,706, primarily to support the local coverage decisions in the UK market. These increases were partially offset by a $17,091 decrease in restricted stock vesting expense for the three months ended September 30, 2025, as no restricted stock expense was recognized, compared to $17,091 for the corresponding period in 2024, resulted from the expiration of previously granted restricted stock awards.

Research and Development.

Research and development expenses were $302,037 for the three months ended September 30, 2025, compared to $195,797 for the three months ended September 30, 2024, representing an increase of $106,240 or 54.3%. For the three months ended September 30, 2025, patent maintenance fees were $29,951, compared to $0 for the same period in 2024, an increase of $29,951, as the Company advanced protection of its intellectual property portfolio. For the three months ended September 30, 2025, bonus expense was $44,343, compared to a reversal of $1,451 for the same period in 2024, an increase of $45,794, due to accruals for incentive-based performance payouts. Quality system and regulatory consulting expenses were $45,377 for the three months ended September 30, 2025, compared to $26,229 for the same period in 2024, and increase of $19,148, driven by expanded regulatory compliance and documentation activities.

General and Administrative.

General and administrative expenses were $900,904 for the three months ended September 30, 2025, compared to $860,461 for the same period in 2024, an increase of $40,443 or 4.7%. For the three months ended September 30, 2025, the Company accrued $138,739 in bonus under its 2025 incentive program, compared to no bonus accrual for the corresponding period in 2024. In addition, for the three months ended September 30, 2025, the Company incurred $99,375 in insurance costs related to directors and officers (“D&O”) coverage, compared to $72,434 for the same period in 2024, an increase of $26,941, primarily due to expanded policy coverage and higher renewal premiums. These increases were partially offset by $141,959 decrease in investor relations expenses, which totaled $31,009 for the three months ended September 30, 2025, compared to $172,968 for the same period in 2024, primarily attributable to reduced retail marketing and external communications consulting.

Other Income (Expense).

For the three months ended September 30, 2025, the Company recognized $124,755 in interest income on money market deposits, attributable to funds raised during the first quarter ended March 31, 2025. No interest income was recognized during the comparable period in 2024.

For the three months ended September 30, 2025, the Company did not recognize any interest expense or discount amortization, compared to $11,300 and $60,277, respectively, for the same period in 2024. The decrease was primarily due to the absence of debt obligations in 2025, as the related borrowings were incurred in by the Company in 2024.

For the Nine Months Ended September 30, 2025, and 2024:

The following table summarizes our results of operations for the nine months ended September 30, 2025, and 2024.

	Nine Months Ended September 30,
	2025	2024	$ Change
Revenue
Revenue	$57,251	$35,492	$21,759
Cost of revenue	52,214	64,102	(11,888)
Gross profit (loss)	5,037	(28,610)	33,647

Operating expenses:
Sales and marketing	1,278,759	638,869	639,890
Research and development	770,659	636,940	133,719
General and administrative	3,015,016	2,402,408	612,608
Total operating expenses	5,064,434	3,678,217	1,386,217

Loss from operations	(5,059,397)	(3,706,827)	(1,352,570)

Other income (expense):
Interest expense	–	(535,199)	535,199
Loss on exchange of debt	–	(1,073,317)	1,073,317
Gain (loss) on extinguishment of debt	73,272	(111,928)	185,200
Changes in fair value of warrant and derivative liabilities	11,767	330,632	(318,865)
Penalties and settlements	(672,500)	–	(672,500)
Other, net	302,371	93,284	209,087
Total other income (expense)	(285,090)	(1,296,528)	1,011,438

Loss before income taxes	(5,344,487)	(5,003,355)	(341,132)
Income tax provision	–	–	–
Net loss	$(5,344,487)	$(5,003,355)	$(341,132)

Dividends accrued for preferred stockholders	(6,683)	(12,142)	5,459
Net loss allocable to common stockholders	$(5,351,170)	$(5,015,497)	$(335,673)
Net loss per share allocable to common shareholders	$(11.60)	$(5,893.65)	$(0.73)
Weighted average shares of common stock outstanding, basic and diluted	461,341	851	460,490

Total revenues.

Total revenues for the nine months ended September 30, 2025, were $57,251, which was an increase of $21,759 or 61.3%, from $35,492 for the nine months ended September 30, 2024. This increase in revenue was driven primarily by the growing volume of NOCISCAN ® reports sold into the UK market following recent local coverage decisions. We expect this increase in revenue to continue as we bring on more insurance payors and our scan volumes increase.

Cost of Revenue.

Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (Radnet), and credit card fees. Total cost of revenue was $52,214 for the nine months ended September 30, 2025, compared to $64,102 for the nine months ended September 30, 2024, a decrease of $11,888 or 18.5%. This decrease was primarily due to a reduced allocation of hosting fees to cost of revenue and a change in revenue mix that reduced partner fees.

Sales and Marketing.

Marketing expenses include post-market clinical and reimbursement consulting, salaries, website support, press releases, conferences, travel, and share-based compensation. Sales and marketing expenses totaled $1,278,759 for the nine months ended September 30, 2025, compared to $638,869 for the nine months ended September 30, 2024, representing an increase of $639,890 or 100.2%. The increase was primarily driven by higher post-market clinical expenses, which was $488,279 for the nine months ended September 30, 2025, compared to $149,882 for the same period in 2024, an increase of $338,394, primarily related to costs associated with the initiation of the Clarity trial, for which the first patient enrolled in June 2025. Product marketing consulting expenses increased by $141,718, to $213,253 for the nine months ended September 30, 2025, compared to $71,535 for the same period in 2024, reflecting expanded use of external marketing consultants. Bonus expense increased by $71,995 for the nine months ended September 30, 2025, compared to $0 for the same period in 2024, due to accruals for incentive-based performance payouts. Travel expenses increased to $103,387 for the nine months ended September 30, 2025, from $37,661 in the prior-year period, an increase of $65,726, primarily related to activities supporting local coverage determinations in the United Kingdom. These increases were partially offset by a $57,824 decrease in share-based compensation expense, due to the expiration of previously granted restricted stock awards. Share-based compensation expense was $0 for the nine months ended September 30, 2025, compared to $57,824 for the same period in 2024.

Research and Development.

Research and development expenses were $770,659 for the nine months ended September 30, 2025, compared to $636,940 for the nine months ended September 30, 2024, representing an increase of $133,719 or 21.0%. The increase was primarily attributable to higher patent maintenance fees, which totaled $41,970 for the nine months ended September 30, 2025, compared to $0 for the same period in 2024, reflecting the Company’s efforts to advance protection of its intellectual property portfolio. In addition, bonus expense increased by $71,800, to $70,349 for the nine months ended September 30, 2025, compared to a reversal of $1,451 in the corresponding period in 2024, due to accruals for incentive-based performance payouts. Quality system and regulatory consulting expenses were $158,842 for the nine months ended September 30, 2025, compared to $136,185 for the same period in 2024, an increase of $22,657, primarily resulting from expanded regulatory compliance and documentation activities. We expect to see research and development expenses to continue to increase in the coming quarters as our enrollment in the CLARITY Trial continues to expand.

General and Administrative.

General and administrative expenses were $3,015,016 for the nine months ended September 30, 2025, compared to $2,402,408 for the nine months ended September 30, 2024, representing an increase of $612,608 or 25.5%. The increase was primarily driven by higher accruals under the Company’s 2025 incentive bonus program, which totaled $293,427 for the nine months ended September 30, 2025, compared to a reversal of $5,309 for the same period in 2024, an increase of $298,736, due to incentive-based performance payout accruals. Insurance expenses, primarily related to directors and officers (“D&O”) coverage, increased to $273,245 for the nine months ended September 30, 2025, from $217,365 in the prior-year period, an increase of $55,880, reflecting expanded policy coverage and higher renewal premiums. The Company also incurred litigation and financial accounting advisory expenses of $100,534 and $269,009, respectively, for the nine months September 30, 2025, compared to $0 and $166,142, respectively, for the same period in 2024, representing increases of $100,534 and $102,867 respectively. These increases were partially offset by a $50,570 decrease in investor relations expenses, which totaled $237,398 for the nine months ended September 30, 2025, compared to $287,968 for the same period in 2024. The decrease was primarily attributable to lower retail marketing activities and reduced use of external communications consultants.

Other Income (Expense).

Interest Expense

Interest expense was $0 for the nine months ended September 30, 2025, compared to $535,199 for the same period in 2024. The decrease was attributable to the retirement of all unsecured non-convertible notes in 2024.

Loss On Exchange of Debt and Gain (Loss) On Extinguishment Of Debt

During the nine months ended September 30, 2024, the Company incurred losses on two transactions undertaken to reduce outstanding debt. The first transaction occurred between January 22 and January 29, 2024, when the Company entered into a series of exchange agreements with investors to issue an aggregate of 644,142 shares of common stock (71 adjusted for 2025 Stock Splits) in exchange for $1,519,779 of principal and accrued interest on the notes. This transaction accelerated the recognition of the related note discounts, resulting in a charge of $1,073,317. The second transaction occurred on March 6, 2024, when the Company repaid $300,974 of principal and accrued interest on the notes. This transaction also accelerated the recognition of the related note discounts and resulted in a charge $111,928.

The Company recognized a gain of $73,272 during the nine months ended September 30, 2025, in connection with the retirement of an obligation associated with commitment shares.

Changes In Fair Value Of Warrant And Derivative Liabilities

The Company’s warrant and derivative liabilities are measured at fair value at each reporting date. For the nine months ended September 30, 2025, the Company recorded a favorable fair value adjustment of $11,766, compared to a favorable adjustment of $330,632 for the nine months ended September 30, 2024. The derivative liability was fully retired in 2024 in connection upon the settlement of all unsecured non-convertible notes.

Penalties And Settlements

In the nine months ended September 30, 2025, the Company recorded $672,500 in Penalties and Settlements. In March 2025 the Company paid $687,500 to settle a dispute under the "fee tail" provision of an investment banking agreement that the Company had previously entered into. This was netted against a $15,000 favorable accounts payable settlement.

Other, Net

Other net income was $302,371 for the nine months ended September 30, 2025, primarily reflecting interest income on money market deposits following the Company’s fundraising activities in the first quarter of 2025. In comparison, other net income of $92,985 for the nine months ended September 30, 2024, primarily reflected $117,985 favorable discounts on accounts payable, partially offset by a $25,000 penalty paid to investors related to the untimely registration of certain commitment shares.

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

Revenue Recognition

The Company derives its revenues from one source, the delivery of Nociscan reports to medical professionals. Revenues are recognized when a contract with a customer exists, and the control of the promised services are transferred to our customers. The amount of revenue recognized reflects the consideration the Company expects to receive in exchange for those services. Substantially all of our revenues are generated from contracts with customers in the United Kingdom and the United States.

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

As of September 30, 2025, we had cash and cash equivalents of $11,366,336, including $25,000 of restricted cash.

During the nine months ended September 30, 2025, the Company raised an aggregate of $20,058,913 of gross proceeds through a combination of a public offering of units ($14,554,545) consisting of common shares, A warrants, and B warrants, two registered direct offerings ($5,167,927) of common stock, and the exercise of Series C Preferred warrants ($336,441).

On October 14, 2025, the Company sold, in a registered direct public offering, an aggregate of (i) 64,000 shares of the Company’s common stock, and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 236,000 shares of common stock, at an offering price of $8.36 per share. The Pre-funded Warrants were immediately exercisable, with exercise price of $.00001 per share.

The aggregate gross proceeds to the Company from this offering were approximately $2.5 million, before deducting the placement agent fees of 7% of the aggregate gross proceeds and other offering expenses payable by the Company.

We believe our current cash will fund our operating expenses and capital expenditure requirements through the first quarter of 2027. Management is actively managing our cash position and continually working to secure additional long-term funding.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(5,536,766)	$(4,348,747)
Net cash used in investing activities	(162,441)	(261,220)
Net cash provided by financing activities	16,601,882	4,900,996
Net increase in cash and cash equivalents	$10,902,675	$291,029

Operating activities

During the nine months ended September 30, 2025, the Company used $5,536,766 in cash for operating activities, representing an increase in cash use of $1,188,019, compared to $4,348,747 used during the same period in 2024. The increase in cash used in operating activities was primarily attributable to a higher net loss after adjustments for non-cash items. For the nine months ended September 30, 2025, the Company recognized a net loss after non-cash adjustments of $4,982,799, representing an increase of $1,766,305, compared to an adjusted net loss of $3,216,494 for the same period in 2024. The year-over-year increase in adjusted net loss was primarily due to the absence of non-cash adjustment related to loss on exchange of debt in 2025, compared to non-cash addback of $1,073,317 recorded in 2024.

During the nine months ended September 30, 2025, the Company used $164,100 in cash related to prepaid and other current assets, representing a decrease in cash used of $165,206, compared to $329,306 used during the same period in 2024. The decrease was primarily attributable to lower advance payments made to vendors and service providers, as well as a reduction in clinical prepayments, compared to the same period in 2024.

During the nine months ended September 30, 2025, the Company used $214,007 in cash related to accounts payable, representing a decrease in cash used of $229,061 compared to $443,068 used during the same period in 2024. This decrease was primarily due to the timing of vendor payments and lower outstanding payables balances compared to the prior-year period.

Investing activities

During the nine months ended September 30, 2025, cash used in investing activities was $162,441, a decrease in cash used of $98,779, compared to cash used of $261,220 during the same period in 2024, mainly due to lower expenditures related to patent and license filings, partially offset by purchases of computer equipment.

Financing activities

During the nine months ended September 30, 2025, the Company raised an aggregate of $20,058,913 of gross proceeds through a combination of a public offering of units ($14,554,545) consisting of common shares, A warrants, and B warrants, two registered direct offerings ($5,167,927) of common stock, and the exercise of Series C Preferred warrants ($336,441).

January 2025 Registered Direct Public Offerings

On January 3, 2025, the Company sold in a registered direct offering an aggregate of 3,380,276 shares (374 shares post-2025 Stock Splits) of its common stock at a price of $0.142 per share ($1,284.39 post-2025 Stock Splits). The net proceeds to the Company of this offering were approximately $450,000.

On January 30, 2025, the Company sold in a registered direct offering an aggregate of 506,803 shares (18,770 shares post-Second 2025 Stock Split) of its common stock at a price of $9.25 per share ($249.75 post-March 2025 stock split). The net proceeds to the Company of this offering were $4.4 million.

October 2025 Registered Direct Public Offering

On October 14, 2025, the Company sold, in a registered direct public offering, an aggregate of (i) 64,000 shares of the Company’s common stock, and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 236,000 shares of common stock, at an offering price of $8.36 per share.

The Pre-funded Warrants were immediately exercisable, with exercise price of $.00001 per share. A holder of Pre-funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than either 4.99% or 9.99% of the number of shares of the common stock outstanding immediately after giving effect to such exercise. A holder of Pre-funded Warrants may increase or decrease this percentage not in excess of 9.99% by providing at least 61 days’ prior notice to the Company.

The aggregate gross proceeds to the Company from this offering were approximately $2.5 million, before deducting the placement agent fees of 7% of the aggregate gross proceeds and other offering expenses payable by the Company. The Company intends to use the net proceeds from the offering to fund market development and clinical evidence, product development and quality, and general and administration support, and other general corporate purposes.

As of November 10, 2025, 25,000 Pre-funded Warrants have been exercised.

Units Offering Of Common Stock And Warrants

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

The Pre-Funded Warrants had an exercise price of $0.00001 ($.09 post-2025 Stock Splits) per share, were immediately exercisable and expired when exercised in full. All Pre-Funded Warrants have been exercised as of March 31, 2025. Each Series A Common Warrant will have an exercise price per share of $0.20 ($1,809.00 post-2025 Stock Splits) and will be exercisable beginning on the first trading day following the date on which Stockholder Approval is received and deemed effective (the “Initial Exercise Date” or the “Stockholder Approval Date”). The Series A Common Warrants will expire on the five-year anniversary of the Initial Exercise Date. The Series B Common Warrants will have an exercise price per share of $0.20 ($1,809.00 post-2025 Stock Splits) and will be exercisable beginning on the Initial Exercise Date. The Series B Common Warrants will expire on the two and one-half year anniversary of the Initial Exercise Date.

On March 5, 2025, the Company convened a Special Meeting of Stockholders. Stockholders approved the full issuance of shares of common stock issuable by the Company upon exercise of the Series A Common Warrants and the Series B Common Warrants. Following March 5, 2025, holders of Series B warrants have exercised substantially all of our outstanding Series B warrants using the alternative cashless exercise ("ACE") feature included in those warrants. The Company has issued approximately 14.7 million common shares (544 thousand shares adjusted for the Second 2025 Stock Split) in such Series B warrant exercises. No Series A warrants have been exercised as of September 30, 2025.

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

During the nine months ended September 30, 2025, certain holders converted the remaining 874 shares of C Preferred Stock and related accrued dividends into 6,211,618 shares of common stock (equivalent to 687 common shares following the 2025 Stock Splits).

During the nine months ended September 30, 2025, holders of the Series C warrants exercised 5,685,049 warrants (629 post-2025 Stock Splits). 4,548,039 (503 post-2025 Stock Splits) warrants were exercised at $0.03 per share ($271.35 post-2025 Stock Splits), and 1,137,010 (126 post-2025 Stock Splits) warrants were exercised at $0.1759 per share ($1,591.02 post-2025 Stock Splits). The Company received payments of $336,411 as part of the warrant exercises.

During the nine months ended September 30, 2024, net cash provided by financing activities was $4,900,996 which included gross proceeds of $1,754,032 from our equity line, $2,691,391 from a February 27, 2024 public offering, $1,000,000 from sales of C-series preferred stock and warrants, and $529,254 from common stock and warrant RegA+ offering. Cash issuance costs related to all financing activities totaled $772,707. The Company used cash in the year 2024 to retire $300,974 of outstanding promissory debt.

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

Contractual obligations and commitments

The Company does not have any contractual obligations, not otherwise on our balance sheet as of September 30, 2025.

Off-balance sheet arrangements

The Company did not have, during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

The Company reviewed all recently issued standards and has determined that, other than the two new standards as disclosed in Note 4 to our condensed financial statements appearing in this quarterly report, there have been no other recent accounting pronouncements not yet effective that have significance, or potential significance, to our Condensed Financial Statements.

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

During the nine months ended September 30, 2025, the Company continued to work with an outside firm to establish best practices to improve our required disclosure about our internal control over financial reporting.

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

The Company did engage an outside firm in the third quarter of 2023 to provide accounting support and increased segregation of duties. During the nine months ended September 30, 2025, the Company continued to work with the outside firm to establish best practices over time that enhance internal control over financial reporting.

Other than the applicable remediation efforts described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities of the Company during the period covered by this quarterly report which were not previously reported in a (i) Current Report on Form 8-K or (ii) Quarterly Report on Form 10-Q.

We did not repurchase any of our equity securities during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		Underwriting Agreement, dated January 15, 2025, between the Company and Dawson James Securities, Inc.	8-K	1/17/2025	10.1
3.1		Amended and Restated Certificate of Incorporation of the Company	8-K	4/27/2022	3.1
3.2		Certificate of Amendment dated January 3, 2024 to the Amended and Restated Certificate of Incorporation	8-K	1/4/2024	3.1
3.3		Certificate of Amendment dated January 29, 2025 to the Amended and Restated Certificate of Incorporation	8-K	1/30/2025	3.1
3.4		Certificate of Amendment dated March 26, 2025 to the Amended and Restated Certificate of Incorporation	8-K	3/28/2025	3.1
3.5		Bylaws of the Company	8-K	4/27/2022	3.2
3.6		Amendment to Bylaws dated June 12, 2024	8-K	6/18/2024	3.1
3.7		Series B Convertible Preferred Stock Certificate of Designations dated August 14, 2024	8-K	8/16/2024	3.1
3.8		Series C Convertible Preferred Stock Certificate of Designations dated September 30, 2024	8-K	10/1/2024	3.1
4.1		Form of Common Stock Certificate	10-Q	6/6/2022	4.1
4.2		Form of 2022 IPO Public Warrant	8-K	4/27/2022	4.1
4.3		Form of 2022 IPO Representative’s Common Stock Purchase Warrant	8-K	4/27/2022	4.2
4.4		Form of May 2023 Common Stock Warrant	8-K	5/17/2023	10.3
4.5		Form of Common Stock Warrant dated November 21, 2023	8-K	11/22/2023	10.3
4.6		Form of Common Stock Warrant dated September 30, 2024	8-K	10/1/2024	10.2
4.7		February 2024 Form of Common Warrant	S-1/A	2/6/2024	4.5
4.8		February 2024 Form of Prefunded Warrant	S-1/A	2/6/2024	4.6
4.9		January 2025 Form of Series A Warrant	8-K	1/17/2025	4.1
4.10		January 2025 Form of Series B Warrant	8-K	1/17/2025	4.2
4.11		January 2025 Form of Pre-Funded Warrant	8-K	1/17/2025	4.3
4.12		October 2025 Form of Pre-Funded Warrant	8-K	10/14/2025	10.2
4.13		Description of Securities	10-K	4/9/2025	4.12
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	3/23/2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	3/23/2022	10.2
10.3	#	Employment Agreement of John Lorbiecki	S-1/A	3/23/2022	10.3
10.4	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	1/6/2022	10.4
10.5		License Agreement with UCSF the Regents of the University of California	S-1	1/6/2022	10.6
10.6		Amendment to UC License Agreement	S-1/A	3/4/2022	10.7
10.7	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	3/23/2022	10.8
10.8	**	Right of First Offer Agreement	S-1/A	3/23/2022	10.12
10.9		First Amendment to Right of First Offer Agreement	S-1/A	3/23/2022	10.13

10.10		Second Amendment to Right of First Offer Agreement	S-1/A	3/23/2022	10.14
10.11		Warrant Agent Agreement dated April 21, 2022	8-K	4/27/2022	10.1
10.12		Siemens Strategic Collaboration Agreement	S-1	1/6/2022	10.17
10.13	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	1/6/2022	10.20
10.14	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	1/6/2022	10.21
10.15	#	Nocimed, Inc. 2015 Stock Plan	S-8	5/26/2022	99.4
10.16	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	5/26/2022	99.5
10.17		Form of 2023 Registration Rights Agreement	8-K	5/17/2023	10.4
10.18		February 2024 Form of Warrant Agency Agreement	S-1/A	2/23/2024	4.7
10.19		White Lion White Lion Equity Line Common Stock Purchase Agreement dated October 9, 2023	8-K	10/10/2023	10.1
10.20		Amendment dated as of November 27, 2024 to Common Stock Purchase Agreement, dated as of October 9, 2023, by and between White Lion Capital, LLC and Aclarion, Inc.	8-K	11/27/2024	10.1
10.21		White Lion Equity Line Registration Rights Agreement	8-K	10/10/2023	10.2
10.22		At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC dated September 24, 2024	8-K	9/24/2024	1.1
10.23		Form of Registration Rights Agreement dated November 21, 2023	8-K	11/22/2023	10.4
10.24		Form of Registration Rights Agreement dated September 30, 2024	8-K	10/1/2024	10.3
10.25	#	Employment Agreement of Gregory Gould	8-K	9/3/2025	10.1
10.26	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement				X
10.27		October 2025 Form of Securities Purchase Agreement	8-K	10/14/2025	10.1
19.1		Insider Trading Policy	10-K	4/9/2025	19.1
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Aclarion Clawback Policy	10-K	3/28/2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

	By:	/s/ Gregory A Gould
Gregory A Gould
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 12, 2025

