Form 10-K
period 2025-12-31
Aclarion, Inc.
filed 2026-03-18
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,385,118 based on a closing price of $7.53 (adjusted for 2025 Stock Splits) per share as quoted by the Nasdaq Capital Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2026, 2,282,371 shares of the registrant’s common stock, $0.00001 par value per share, were outstanding.

i

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

Our company name was changed from “Nocimed, Inc.”, to “Aclarion, Inc.” on December 3, 2021. NOCIMED, NOCISCAN®, NOCIGRAM®, NOCISCORE®, NOCICALC™, NOCI+™, NOCI™, NOCImild™, NOCIWEB™, SI-SCORE™, VIRTUAL DISCOGRAM™, ACLARION™, and the Nocimed logo are our trademarks. All other service marks, trademarks and trade names appearing in this Annual Report are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, trademarks and tradenames referred to in this prospectus may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames. Unless the context otherwise requires, we use the terms “Nocimed,” “Company,” “we,” “us” and “our” in this prospectus to refer to Aclarion, Inc.

ii

GLOSSARY

Unless otherwise indicated or the context otherwise requires, references in this Annual Report to the term:

"AI" means Artificial Intelligence.

“Category I Codes” means numeric codes that identify a procedure or service that is approved by the Food and Drug Administration (FDA), performed by healthcare professionals nationwide, and is proven and documented.

“Category III Codes” are CPT Category III codes that are a set of temporary codes assigned to emerging technologies, services, and procedures.

“CE mark”  s an administrative marking with which a manufacturer or importer affirms its products are in conformity with European health, safety, and environmental protection standards for products sold within the European Economic Area (EEA).

"Covered Entity” is a health care provider or other person or entity who acquires and transmits private health information of patients, as covered under HIPAA and GDPR regulations (see e.g., 45 CFR §160.103).

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

iii

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

“Notified Body” means an organization designated by an EU country to assess the conformity of certain products before being placed on the market, and issue a certificate of conformity with the regulations.

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

iv

PART I

Item 1.	Business

Overview

Aclarion is a healthcare technology company that leverages Magnetic Resonance Spectroscopy (“MRS”), and proprietary biomarkers to optimize clinical treatments. Aclarion’s technology addresses the $134.5B U.S. low back and neck pain market, which according to a 2020 JAMA (Journal of the American Medical Association) article is now the most costly healthcare condition in the United States. The Company is currently utilizing Artificial Intelligence (“AI”) to assist in quality control processes that flag spectroscopy data indicative of a poor MRS study. The use of AI in this application is early in its development cycle and is expected to evolve with further research and development. The Company is capturing in databases both the raw spectroscopy data and the post-processed spectral data from every Nociscan completed in order to utilize this data as future training data to teach a machine learning algorithm to associate MRS data with clinical outcomes. The use of AI in this application is aspirational, and we intend this type of AI research and development to be an ongoing process applied not only to the various treatment paths associated with back pain, such as conservative therapies, regenerative and cell therapies and surgical intervention, but also to potentially expand into other clinical explorations involving the diagnosis of brain, breast and prostate tumors.

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

The core technology Aclarion employs is MR Spectroscopy. The patient experience when undergoing an MRS exam is exactly like that of a standard MRI, with the exception of an additional 3-5 minutes for each disc undergoing a spectroscopy exam. Whereas a standard MRI produces a signal that is converted into anatomical images, an MRS produces a signal that is converted into a waveform that identifies the chemical composition of tissues. Just like with standard MRIs, the data from spectroscopy is useless without technologies that can process the data. Aclarion has developed proprietary signal processing software that transforms spectroscopy data into clear biomarkers. These biomarkers, which are exclusively licensed from the Regents of University of California, San Francisco (“UCSF”), are the key data inputs for our proprietary algorithms that, when applied, determine if an intervertebral disc is consistent with pain. As of December 31, 2025, our patent portfolio includes 28 U.S. Patents, 24 Foreign Patents, 7 pending U.S. patent applications, and 12 pending Foreign patent applications, including patents and patent applications exclusively licensed from the Regents of the University of California.

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

Low back pain (LBP) can be caused by many different problems and abnormalities along and around the spine, other than DLBP, including conditions such as spondylolisthesis or instability of the vertebral bodies, vertebral body fractures, facet pathologies, central canal and foraminal stenosis, disc herniations, pars fracture, congenital abnormalities and tumors. Many of the causes of low back pain are readily detected by standard MRI imaging of the spine, which reveals clear structural abnormalities, i.e., fractures and tumors. However, in many cases the source of the pain is not clear. As a result, the success rates of surgical care for LBP ranges from 41% to 57%, with 5-16% early complication and reoperation rates also reported.

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

Due to the current lack of uniform acceptance of a diagnostic platform to safely and reliably diagnose the specific discs that cause DLBP, patients with DLBP are faced with the options of surgical intervention with a risk of a poor surgical outcomes, or non-surgical treatment with powerful pain killing drugs, such as opiates and synthetic opiates. Those patients who choose surgery and have a poor surgical outcome with no surgical alternatives will be faced with the possibility of enduring disabling, intractable pain, and often extended dangerous pain medication use.

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

Company History

Aclarion’s technology was originally invented, and initially tested, via successful proof of concept by Aclarion co-Founder and head of our Scientific Advisory Board, Jeffrey Lotz, PhD, at the University of California San Francisco (“UCSF”). Early research, which was published in a major peer-reviewed journal in 2005, was premised upon a growing suspicion and interest that discs may become painful due to chemical changes, in particular elevated acidity related to hypoxia, that are not tested using a standard MRI. With that theory in mind, Dr. Lotz’s initial study looked to identify chemical biomarkers for painful discs using MRS, which applies a pulsed magnetic field to tissues in order to vibrate the different chemicals in that tissue and generate a spectrum that allows for measuring those different chemicals based on their different peaks along that spectrum. NMR equipment was used to conduct MRS chemical analysis of painful discs that were surgically removed for DLBP fusion surgery versus normal, non-painful discs that were surgically removed from spinal deformity (i.e., scoliosis) patients for lumbar spine reconstruction. Those ex vivo 11T MRS spectral measurement results showed that all (n=9) of the painful discs were distinguished from all of the non-painful discs based on the highly repeatable (100%) differences in their ratios between lactic acid, a painful chemical resulting from hypoxia, and proteoglycan, a structural chemical of the disc that holds water for hydration. It was observed that with degenerative painful discs, proteoglycan reduces with the degeneration, and lactic acid elevates with the pain. Hence, the MRS-based test and identifiable structural and degenerative pain biomarkers were able to be identified.

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

The Regents of the University of California has the right to terminate the License Agreement upon advanced notice in the event of a default by us. The License Agreement will expire upon the expiration or abandonment of the last of the licensed patents. The patents subject to the License Agreement expire between 2026 and 2037, without considering any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

We rely on this license, as well as other aspects of our own patented technology and intellectual property, in order to be able to use and sell various proprietary technologies that are material to our business, as well as technologies which we intend to use in our future commercial activities. Our rights to use these licensed technologies and the inventions claimed in the licensed patents are subject to the continuation of, and our compliance with the terms of the license. The loss of this license would materially negatively affect our ability to pursue our business objectives and result in material harm to our business operations.

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

NOCISCAN is entirely non-invasive and only briefly extends an otherwise standard MRI exam. The MRI scan is the most frequently used type of pulse sequence for operating Nuclear Magnetic Resonance (NMR) scanners. It uses a powerful magnet to apply a pulsed magnetic field to a patient, sensors to detect radio waves that emanate from the resonant vibrations of different chemicals in the body in response to that pulsed magnetic field and a computer to create detailed images of tissue structures in the patient based on those detected chemical signals. Because water and fat are the most prevalent chemicals in the body, standard MRI images are typically based on the different levels of water and fat between different tissues. MRS, however, is another type of pulse sequence that uses NMR scanners in a similar way as an MRI, but instead of using the chemical resonances to create an image, MRS creates a spectrum for a tissue with different peaks that represent many different chemicals, in addition to water and fat, in that tissue. The relative amounts of those chemicals can be calculated by measuring their respective spectral peaks. While MRS has been used previously for diagnosing certain cancers (e.g., brain, breast, prostate) by measuring unique chemical biomarkers for tumors, NOCISCAN uses MRS for measuring the relative levels of degenerative pain and structural integrity biomarkers in discs. The relative levels of degenerative pain and structural integrity biomarkers are derived through the use of proprietary post processing technologies.

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

(b)     Data Transfer: Data is routinely transferred from MR scanners to externally hosted cloud post-processors in many settings and applications, with an existing market of products and protocols for doing so. Aclarion enables MR imaging centers to transfer imaging data through a licensed, proprietary data transfer platform provided by Intelerad’s AMBRA® Healthcare.

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

13)	The only known non-invasive disc chemistry measurement and monitoring tool to support clinical research, development, and evaluation of new therapies, e.g., injectable biologics/cell therapies, that have therapeutic mechanisms of action related to disc chemistry interactions and changes.

NOCISCAN incorporates many patented technologies and features that we believe provide several technical advantages to the MRS field in general. Prior applications of MRS, e.g., for brain, prostate, or breast cancer diagnosis encountered technical challenges related to acquiring reliably robust spectra for making accurate quantitative chemical measurements. These technical challenges resulted in poor sensitivity and specificity for prior MRS products addressing clinical applications. The novel features and advantages provided in the NOCISCAN platform are designed to address the technical and diagnostic challenges of MRS in the past. Accordingly, we believe Aclarion improvements do not only propose benefits for disc MRS, but potentially for other MRS applications more broadly. Improvements in processing raw MRS data incorporated in Aclarion IP are summarized below:

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

Clinical Evidence

We have pursued a clinical study (the “Gornet Study”) to demonstrate the benefits of our technology to surgeons, imaging centers, third-party payers, and patients. Without strong clinical data supporting our technology’s ability to improve clinical outcomes, the opportunity to secure new reimbursement codes and change existing treatment pathways would be limited.

In a clinical study sponsored by us, and authored by, among others, a spine surgeon who has a financial interest in the Company. and published in the European Spine Journal in April 2019, it was shown that 97% of the treated patients met the criteria for significant clinical improvement, where all discs identified as painful by NOCISCAN were included in the surgical treatment. This compares to 54% of surgical patients achieving clinically significant improvement when discs identified as painful by NOCISCAN were omitted from the surgical treatment, or discs identified as not painful by NOCISCAN were included in the treatment. Some authors of this study had a financial relationship with Aclarion, who sponsored the study.

This clinical study included 139 patients with chronic low back pain who collectively underwent a NOCISCAN exam across 623 lumbar discs. Seventy-three patients underwent surgical intervention, consisting of fusion or disc replacement, and reached six months of follow up. Clinical improvement post-surgically was evaluated using the industry standard Oswestry Disability Index (ODI), and the Visual Analog Scale (VAS). ODI evaluates patient disability on a scale of 1-100 with a higher score indicating less impairment. VAS evaluates subjective pain on a scale of 1-10 with a lower score indicating less pain. Significant clinical improvement in the study was defined as a 15-point improvement in ODI and a 2-point improvement in VAS. NOCISCAN data was not used in surgical decision making.

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

We believe the results of this study indicate that using NOCISCAN data to help determine the appropriate level for surgical intervention will significantly improve the outcomes for patients undergoing spine surgery for back pain. However, the Gornet Study was a single (relatively small) clinical study at a single clinical center sponsored by us, and authored by, among others, a spine surgeon who has a financial interest in the Company, and there can be no assurance that the results of such study accurately support our conclusions related to the market opportunity of our products.

Market Opportunity

The current NOCISCAN product addresses the approximately $10 billion spent annually in the United States on spine fusion procedures. In the United Kingdom, the spinal fusion and related spinal surgery devices market, which includes spinal fusion interventions and supporting technologies, represents a significant and growing opportunity; estimates suggest the UK spinal fusion devices segment alone was valued in the hundreds of millions of dollars and is expected to grow over the coming years as demand for spine procedures increases. Our early clinical evidence indicates a marked improvement in surgical outcomes when discs identified as painful by our technology are included in the surgical treatment plan. We believe this market represents a near-term commercial opportunity, and a significant portion of our available cash resources and proceeds from potential future financings may be directed toward commercializing this opportunity.

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

In addition to participation in external studies, we expect to create our own internal data through the CLARITY Trial by adding patients undergoing conservative and regenerative treatment plans to our clinical registries correlating NOCISCAN results to outcomes in order to utilize AI to associate spectroscopy signals with the optimal treatment pathway. If we are successful in demonstrating the clinical effectiveness of these associations, we intend to expand our market opportunity to the management of entire segments of low back and neck pain patients, thereby, we believe, increasing the size of our addressable market. However, there can be no assurance that we will be successful in marketing our products, regardless of the size of the estimated market.

Although we believe we are addressing a large U.S. and European market, there are practical limitations to the market opportunity that must be overcome. We believe the two biggest limitations are the lack of deployment of spectroscopy software across the install base of existing MRI’s worldwide and the fact that only certain MR scanner models are compatible with our technology. For compatible MRI machines, that do not have spectroscopy hardware and software installed, the onetime cost of the hardware and software ranges from $25,000 to $50,000. Currently, our NOCISCAN platform is only compatible with certain MR scanner models provided by SIEMENS and PHILIPS, of which there are an estimated 1,500 in the United States, and 4,320 worldwide. We plan to collaborate with other MRI scanner vendors to establish compatibility of their respective scanners and MRS capabilities for use with our products, to include discounted pricing on spectroscopy software for MRI sites interested in providing DLBP patients with the NOCISCAN offering. In the first quarter of 2025, we engaged with our first customer using PHILIPS MRS capabilities with our NOCISCAN platform. This initial engagement exemplifies our plan to utilize MRS beyond SIEMENS.

Plan of Operation and Growth Strategies

Our primary near-term growth strategy is to secure payer contracts that provide coverage for our Category III CPT codes. Over time, we intend to pursue conversion of these codes to Category I CPT codes. We believe that favorable payer coverage decisions may enhance our ability to market our technology more effectively to spine surgeons and imaging centers and support broader adoption.

The Company currently generates the majority of its revenue in the United Kingdom, where three insurance providers reimburse for the NOCISCAN scan, and in the United States through direct patient payments. With the increases in our revenue and proceeds from our fiscal 2025 and 2026 fundraising activities, we are transitioning to broader commercial operations in the United States and the United Kingdom.

Key Opinion Leader (“KOL”) surgeons are assisting the Company in generating additional clinical data in support of NOCISCAN. We intend to use these data in discussions with payers to seek positive coverage determinations for our Category III CPT codes. However, there can be no assurance that we will obtain favorable payer coverage or that the Category III CPT codes will be converted to Category I CPT codes.

Based primarily on our KOL surgeons and the strength of physician engagement in markets, the Company is prioritizing the following markets:

1.	NYC Metropolitan Area
2.	San Francisco and Southern, CA
3.	Chicago, IL
4.	Phoenix, AZ
5.	Miami, FL
6.	Denver & Colorado Springs, CO
7.	Detroit, MI
8.	Indianapolis, IN
9.	London, United Kingdom

We currently have Directors of Commercial Operations in the NYC Metropolitan Area, Southern CA and the United Kingdom. Once a positive local payment decision is secured in a geographic area, we intend to place a team of business development professionals in each market to focus on expanding physician support and securing favorable coverage decisions from additional payers. The objective in each market is to expand the provider network to include additional imaging centers and surgeons, so there is increasing geographical coverage. We believe increasing our footprint in each market will grow volume and revenue through increased pressure on payers to expand positive coverage decisions across all of the varied plans associated with each payer.

We believe the following strategies will contribute to growth in the prescription and use of NOCISCAN.

•	Enhance our multi-tiered sales/marketing/branding campaign targeted at (i) referring physicians, (ii) MR imaging providers, (iii) DLBP patients, (iv) spine implant equipment suppliers, (v) injectable biologics and cell therapy providers, (vi) MR scanner vendors, (vii) third party payors, and (viii) employers, all to grow awareness and demand for NOCISCAN;

•	Increase third party payer reimbursement coverage via reimbursement code utilization, payer negotiations, growing clinical evidence dossier via published registry studies and Randomized Control Trials (“RCT”) including our CLARITY Trial, and converting temporary Category III CPT codes into permanent CPT Category I codes see, “Third Party Reimbursement ” below;

•	Expand MR scanner compatibility to additional scanner models, including within the Siemens and Phillips product lines and other manufacturers/vendors;

•	Expand further into international markets;

•	Evolve the adaptations and positioning of our products to support new emerging technologies, and clinical trials, in particular for injectable biologic and cell therapies;

•	Continue to conduct clinical trials, and publish clinical trial results in peer-reviewed journals in relevant fields to our business (e.g., MR/radiology, spine, and pain);

•	Continue to engage and expand Key Opinion Leader (“KOL”) advisory boards and specialty medical society support for supporting and driving awareness of our products and services to wider audiences of potential customers and other stakeholders; and

•	Pursue additional applications of our technology, including other regions of the spine (e.g., thoracic, cervical), areas of the anatomy outside of the spine, and integrative use of our diagnostic platform with other diagnostic platforms and tests to potentially improve the management and outcomes of populations of low back and neck pain patients.

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

RadNet

Three of the Company’s imaging centers that are fully operational to perform NOCISCAN’s are owned or operated by RadNet, Inc., (“RadNet”) a leading provider of outpatient imaging centers in the United States. RadNet, including subsidiaries and joint ventures, currently operates 430 outpatient imaging centers across ten states. The New York/New Jersey area is one of our top targets for early commercialization post IPO and we expect to leverage RadNet’s extensive relationship with commercial payers to secure introductions that we believe will lead to early coverage decisions from payers in support of our growth plans. Although we have ambitions to grow the RadNet relationship, the current arrangement is limited to the flow of revenue between Aclarion and RadNet for the performance of an MRS exam by RadNet and the subsequent generation of a Nociscan report by Aclarion.

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

Reimbursement

Current Procedural Terminology or “CPT” codes are developed in the United States by the American Medical Association (“AMA”) to describe a wide range of health care services provided by physicians, hospitals and other health care professionals. These codes are utilized to communicate with: other physicians, hospitals, and insurers for claims processing. There are three categories of CPT Codes: Category I, Category II, and Category III (also often referred to interchangeably as “Levels”):

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

In late fiscal 2025, we initiated efforts to seek reimbursement coverage and to encourage appropriate utilization of these codes by our customers. The Category III Codes become more valuable and useful upon being converted into Level I, when widespread reimbursement coverage is expected to be achievable. We plan to support the conversion of codes from Category III to Category I by the outcomes from our CLARITY Trial and advancing multiple other clinical studies and related peer-reviewed clinical publications intended to further support improved patient outcomes (such as success rates following DLBP surgeries), and various economic advantages to be achieved by incorporating the use of our NOCISCAN platform into the DLBP patient’s healthcare journey. However, there can be no assurance that the Category III codes will be converted and replaced with corresponding Level I Codes, and if there is a delay in the conversion of the Codes to Level I or there is ultimately no conversion of Codes to Level I, our business will be materially adversely affected. Further, even if the Codes are converted to Level I, there can be no assurance that we will be successful in increasing the use of our technology by patients and health care professionals.

Intellectual Property - Licenses, Patents and Trademarks

We rely on a combination of licenses, patents, trade secrets, copyrights and trademarks, as well as contractual protections to establish and protect our intellectual property rights. Our success depends in part on our ability to obtain and maintain intellectual property protection for our technology. We seek to protect our technology and potential future technology related to our NOCISCAN platform through a variety of methods, including seeking and maintaining patents intended to cover current and future technology, their methods of use and processes, and other inventions that are commercially important to the development of our business. We seek to obtain domestic and foreign patent protection which includes, in addition to filing and prosecuting patent applications in the United States, typically filing counterpart patent applications in additional countries where we believe such foreign filing is likely to be beneficial, including Europe, Australia, Canada, China, Japan, India and South Africa.

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

Pursuant to the License Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to the Invention, including certain patent rights related to the patents and technology the Company uses. Under the agreement, we agreed to pay a royalty of 4% of net sales of the licensed products. Additionally, we agreed to pay a minimum annual royalty fee starting on the third anniversary of the effective date of the agreement, which escalates each anniversary and is currently $50,000. UCSF has the right to terminate the agreement upon advanced notice in the event of a default by us. The agreement will expire upon the expiration or abandonment of the last of the licensed patents. The patents subject to the agreement expire between 2026 and 2037, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of December 31, 2025, our intellectual property portfolio has 28 issued patents and 7 pending patent applications in the U.S., and 24 patent grants and 12 pending patent applications outside the United States. The overall patent portfolio includes patents and patent applications that are (i) assigned exclusively to the Company, (ii) assigned exclusively to the Regents of the University of California but exclusively licensed to the Company, and (iii) assigned to both the Company and the Regents of the University of California (also exclusively licensed to the Company). Many of these patents relate to, inventions involved in, the Company’s first product, the NOCISCAN product suite for post-processing disc MRS exam data. Others relate to potential enhancements of the NOCISCAN disc MRS exam (as conducted at the MR scanner) and also other alternative diagnostic approaches (e.g., molecular imaging and gene expression testing). Our portfolio of patents and patent applications, if issued, are expected to expire between January 30, 2026 and October 16, 2044 in the U.S., in each case without considering any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Our intellectual property portfolio includes multiple patent groups (at least some of which include multiple families, if based on different original applications), that relate to our NOCISCAN technology and/or to other potential future pipeline products.

The first patent group is directed to inventions for signal processing techniques to include leveraging artificial intelligence technologies for improving the quality, reliability, and accuracy of MRS-based chemical biomarker measurements and related diagnostic interpretations. Many of these patented inventions are included in our NOCICALC product under the NOCISCAN Suite and cover uses specifically for disc MRS, and for MRS in any other tissues. This first patent group includes 12 issued patents and 2 pending patent application assigned to the Company in the U.S., and 5 issued patents and 3 pending patent application outside the U.S. (Europe and Australia). All of these are assigned to the Company. The U.S. granted patents and pending patent applications, if issued, are expected to expire between October 14, 2029 and March 15, 2033, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

The second patent group relates to inventions for novel diagnostic systems and methods for providing diagnostically useful information based on MRS-based chemical biomarkers. Many of these patented inventions are incorporated in our NOCIGRAM product and related diagnostic report under the NOCISCAN Suite and relate to uses specifically for discogenic pain, conditions related to discs more generally, and more broadly any degenerative pain-related diagnosis in any tissue. This family includes patents relating to diagnosing degenerative painful discs (and other tissues) using the primary degenerative pain biomarkers evaluated by our NOCIGRAM product. The second patent group includes 9 issued patents and 1 pending patent applications in the U.S., and 14 patent grants and 4 pending patent applications outside the U.S. (Europe, Australia, Canada, China, Japan, India, South Africa). These are either assigned to the Regents of the University of California or assigned to both the Regents of the University of California and the Company, in all cases with the UC’s rights exclusively licensed to the Company. The U.S. granted patents and pending patent applications, if issued, are expected to expire between January 30, 2026 and June 16, 2037, 2031, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Our third patent group relates to inventions that enhance the efficiency and reliability of certain aspects related to conducting MRS exams at the MR scanner. This includes enhancing the efficiency and quality of NOCISCAN disc MRS exams and other applications of MRS in general. These patented inventions are not currently incorporated into our commercial products but are in the research and development phase for potential pipeline products. This third patent group includes 1 pending U.S. patent application and 3 issued U.S. patents that are expected to expire on November 23, 2031, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. These patents are all assigned to the Company. This patent group also includes an international patent application and a U.S. patent application that, if issued, would be expected to expire October 16, 2044, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. This patent group also includes pending patent applications in the U.S., Europe, and Australia that relate to the use of Artificial Intelligence for enhancing MRS exams and for identifying regions of interest, which is in the research and development phase for potential pipeline products.

Our fourth patent group relates to inventions for other novel diagnostic systems and methods that represent potential future pipeline products, or otherwise provide potential exclusionary rights against related potential competitive threats. This includes patents related to discogenic pain diagnosis using molecular imaging and/or gene expression testing. The fourth patent group includes 4 issued patents in the U.S., and 5 patent grants outside the U.S. (Europe, Canada, China). These patents are assigned to the Regents of the University of California and exclusively licensed to the Company (and in certain aspects, co-exclusively licensed under which the Company has exclusive rights to diagnostic aspects and another third-party licensee has limited exclusive rights to only certain treatment aspects). The U.S. granted patents are expected to expire between September 21, 2026 and May 29, 2029, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

ACLARION™ - Corporate brand name

NOCIMED – Previous corporate brand name

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

NOCImild™ - Feature of NOCIGRAM Report

NOCIWEB™ - Web-hosted user interface

SI-SCORE™ - Feature of NOCIGRAM Report

VIRTUAL DISCOGRAM™ - Additional name associated with NOCIGRAM

With respect to involved meanings, the recurrent prefix term “NOCI” among these marks is derived from Latin origins for “pain” (e.g., nerves that report pain are called “nociceptors”)

Research and Development

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

Government Regulation

United States FDA.

In the United States, the FDA has broad regulatory powers with respect to pre-clinical and clinical testing of new medical devices and the designing, manufacturing, labeling, storage, record keeping, marketing, advertising, promotion, distribution, post-approval monitoring and reporting and import and export of medical devices. Unless an exemption applies, federal law and FDA regulations require that all new or significantly modified medical devices introduced into the market be preceded either by a pre-market notification clearance order under section 510(k) of the Federal Food, Drug and Cosmetic Act (FDCA), a granted De Novo or an approved pre-market approval (PMA) application. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness. Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations, referred to as General Controls, which require compliance with the applicable portions of the FDA’s Quality Management System Regulation (QMSR) facility registration and product listing, reporting of adverse events and malfunctions and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Most Class I devices are exempt from the premarket notification requirements, unless they are identified as Class I reserved devices, in which case they require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are those that are subject to the General Controls, as well as Special Controls as deemed necessary by the FDA, which can include performance standards, guidelines or post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA, which is accomplished through the 510(k) premarket notification process. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the product for which clearance has been sought is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA had not yet called for the submission of pre-market approval applications. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics that do not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.

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

Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. Therefore, these devices are subject to the PMA application process, which is much more costly and time consuming than the 510(k) process.

In the event a device might be considered Class III due to lack of an equivalent predicate device, but which does not pose a significant risk to patients, it may be ‘down-classified’ to the De Novo pathway for pre-market notification review and approval, which typically involves burdens and review cycle times between what are typical for 510(k) and PMA pathways.

Concurrent with the above classifications and related FDA regulatory pathways in the United States, regulations may also define what is considered a “medical device”. On December 13, 2016 the 21st Century Cures Act (“Cures Act”) was signed into law (Public Law 114-255, 130 STAT. 1033). It was designed to help accelerate medical product development and bring new innovations and advances to patients who need them faster and more efficiently. Section 3060 (“Clarifying medical software regulation”) of the Cures Act amended section 520 of the Federal Food, Drug, and Cosmetic Act (FD&C Act), to state that software functions meeting specific criteria would not be considered medical devices (and so be exempt from FDA regulation). These included software functions for administrative purposes, encouraging a healthy lifestyle, electronic health records, clinical laboratory test results and related information, and clinical decision tools.

In the United States, regulatory positioning of the NOCISCAN product suite considers NOCICALC and NOCIGRAM separately. is only partially regulated as a medical device by the FDA. Because it takes the raw MRS signals and calculates values from them, in conjunction with our regulatory consultants we determined tThe NOCICALC product aligns with is considered a Class I “exempt” medical device and is registered as such with the FDA under product Classification “Calculator/Data Processing Module, for Clinical Use,” (corresponding Product Code “JQP,” and Regulation Number 21 CFR 862.2100). These devices are Class I “exempt” and do not require premarket clearance. NOCICALC is registered as such with, and FDA under Registration Number 3015426626.

In contrast, we believe the NOCIGRAM product meets the Clinical Decision Support software (CDS) definition under the 21st Century Cures Act and is not a medical device. As such, we believe NOCIGRAM is not regulated by the FDA. This conclusion is based upon analysis of the Cures Act provision, in which a software product is not considered a device if it meets the following four elements:

•	“[Not] intended to acquire, process, or analyze a medical image or a signal from an in vitro diagnostic device or a pattern or signal from a signal acquisition system;“

•	“[I]ntended ... for the purpose of... displaying, analyzing, or printing medical information about a patient or other medical information (such as peer-reviewed clinical studies and clinical practice guidelines);“

•	“[I]ntended ... for the purpose of... supporting or providing recommendations to a health care professional about prevention, diagnosis, or treatment of a disease or condition;“ and

•	“[I]ntended ... for the purpose of... enabling such health care professional to independently review the basis for such recommendations that such software presents so that it is not the intent that such health care professional rely primarily on any of such recommendations to make a clinical diagnosis or treatment decision regarding an individual patient.”[4]

FDA issued a guidance document “Clinical Decision Support Software” to provide further insight into the interpretation of the above four elements. The guidance, reviews section 520(o)(l)(E) of the FDC Act and provides additional clarity on each element.

As described above, FDA will not regulate as a medical device software that meets the four requirements in the Cures Act. Although there are some ambiguities as to the meaning of the relevant statutory terms, we believe NOCIGRAM meets all four of these requirements.

First, the NOCIGRAM is not intended to acquire, process, or analyze a medical image or a signal from an in vitro diagnostic device or a pattern or signal from a signal acquisition system. Rather than receiving, processing or analyzing imaging data, it receives information from NOCICALC, which separately performs such operations and produces a table of calculated disc chemistry ratio values for each disc examined. It is this table that the NOCIGRAM references in performing its analysis.

Second, NOCIGRAM is intended for the purpose of displaying, analyzing, or printing medical information about a patient or other medical information. The NOCISCORE Table and graphical plots provide medical information about the patient and analyze the data into classifications.

Third, NOCIGRAM aligns with FDA’s guidance, which states: “FDA interprets Criterion 3 to describe software that:

“a) Provides condition-, disease-, and/or patient-specific information and options to an HCP to enhance, inform and/or influence a health care decision;

b) Does not provide a specific preventive, diagnostic, or treatment output or directive; and

c) Is not intended to replace or direct the HCP’s judgment.”

NOCIGRAM provides additional disc chemistry-based information to be considered by the physician in combination with other available patient information when determining how to manage patients presenting with low back pain that may be discogenic in nature. The information generated by the product is patient-specific and intended to enhance and inform decision making, but does not provide a specific diagnosis or treatment directive and is not intended to replace or direct the physician’s judgement.

The fourth element of the statute requires a more involved analysis than the other three elements. This element requires a means for the health care professional to independently review the basis for any recommendation to prevent primary reliance on the software for decision-making. The Guidance provides four software and labeling recommendations that can be used to determine whether the CDS software allows for independent review: whether it explains (1) the purpose or intended use of the product, including the intended HCP user and intended patient population; (2) the required input medical information; (3) description of the underlying algorithm development and validation so that the user will understand the basis of the recommendation ; and (4) relevant patient-specific information and other knowns/unknowns for consideration when assessing the output.

To meet the first element, the NOCIGRAM labeling explains the purpose of the intended use. It instructs the user that it is intended to provide analyses of chemical ratio information obtained from the NOCICALC product, which was separately derived from data via an MRS device, for the purpose of supporting recommendations about diagnosing and/or treating patients with certain back conditions. The product labeling also explicitly states that the intended user is a professional medical healthcare provider trained and skilled in diagnosing and recommending treatment options for low back pain and related lumbar spine disorders.

To address the second element, NOCIGRAM labeling describes the inputs used to generate any calculations for the health care professional as the chemical ratio information obtained from the NOCICALC device, and also the adjustment and analysis factors (e.g., weighting and thresholding/ranges) for analyzing that disc chemistry data.

For the third element, NOCIGRAM labeling references the published clinical trial results (i.e., correlations to discogram results) and related adjustment and analysis factors. The Company intends to publish the various factors (i.e., weighting and thresholds) applied to adjusting and analyzing the various input chemical ratios, and the correlative analysis to the PD reference test (as well as certain related treatment outcomes), in medical literature and reference it in the labeling. This provides the physician with insights into the calculations and the software’s validation so that they can independently review the rationale for the CDS software recommendation.

The fourth element requires that the health care professional is told of any issues with the data so they can assess the strength/limitations of the CDS software function recommendation. NOCIGRAM reports include notations indicating when data issues have been identified and these are described in the Instructions for Use.

Moreover and independent of the software and labeling criteria described above, the physician-user has three means to independently verify the results of the NOCIGRAM. First, the user can manually input the adjustment factors and thresholding of the ratios as custom inputs for the NOCICALC product to derive the same custom output results from NOCICALC as those results provided by NOCIGRAM. Second, the user can independently (apart from NOCICALC) perform these same factor-adjusted and threshold classifier calculations based on the values obtained from NOCICALC using the methods described in publicly available literature. Third, the user can further verify the NOCI+/- results of the NOCIGRAM, which are correlated to discogram as a reference test based on clinical trial data, by conducting a discogram on the same discs in the patient. This will either confirm or disprove the correlation of NOCI+/ - to discogram results in those particular discs in that specific patient. These three verification options sufficiently address the issue of a proprietary database or algorithm that is essentially a “black box” to users, creating primary reliance on the CDS software rather than aiding informed decision making.

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

FDA clearance or approval, when granted, may entail limitations on the indicated uses for which a product may be marketed, and such product approvals, once granted, may be withdrawn if problems occur after initial marketing. Manufacturers of FDA-regulated products are subject to pervasive and continuing post-approval governmental regulation, which for the Company include, but are not limited to: (i) the registration and listing regulation, which requires manufacturers to pay a yearly fee and list all medical devices placed into commercial distribution, (ii) the QMSR, which requires manufacturers, including third party manufacturers, to follow stringent design, validation, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during the manufacturing process, (iii) labeling regulations and unique device identification requirements, (iv) advertising and promotion requirements, (v) restrictions on sale, distribution or use of a device, (vi) the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, (vii) the Medical Device Reporting (MDR) regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur, and (vii) medical device correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death.

FDA’s guidance on managing post-market cybersecurity for connected medical devices places additional expectations on our technology to build in cybersecurity controls when we design and develop our devices to assure safe performance in the face of cyber threats. We also monitor third party software for new vulnerabilities and verify and validate any software updates or patches meant to address vulnerabilities.

Our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. Failure to comply with the applicable United States medical device regulatory requirements could result in, among other things, warning letters, untitled letters, fines, injunctions, consent decrees, civil penalties, unanticipated expenditures, refunds, recalls or seizures of products, operating restrictions, the FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product clearances or approvals and criminal prosecution.

Coverage and Reimbursement.

Government and private sector initiatives to limit the growth of healthcare costs, including price regulation and competitive pricing, coverage and payment policies, comparative effectiveness therapies, technology assessments and managed care arrangements, are continuing in many countries where we do business, including the United States, and Europe. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. In addition, because there is generally no separate reimbursement from third-party payers to our customers for many of our products, the additional costs associated with the use of our products can impact the profit margin of our customers. Accordingly, these various initiatives have created increased price sensitivity over healthcare products generally and may impact demand for our products and technologies.

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

Other Foreign Healthcare Regulations

We are also subject to regulation in the foreign countries in which we distribute and market our products. For example, the commercialization of certain products, including certain medical devices, in the EU is regulated under a system that presently requires all such products sold in the EU to bear the CE mark—an international symbol of adherence to quality assurance standards.

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

Our NOCISCAN product suite is regulated under the EU Medical Devices Regulation (“MDR”), and is CE Marked via self-certification as a Class I medical device. However, as allowed under the regulation, this certification was secured under the Medical Device Directive and NOCISCAN is considered a “legacy device” under MDR. Following the MDR classification rules, we expect to be considered a Class II medical device and subject to stricter requirements for pre-market review and certification for CE Marking by a Notified Body, including with respect to clinical data that must be submitted in support of our claimed indications and labeling. However, the EU Parliament has voted to allow MDD self-certified Class I legacy devices until 31 December 2028 to come into full compliance with the new requirements under the MDR. In the meantime we are, however, required to continue monitoring and ensuring our on-going compliance with certain other provisions under the new MDR requirements with respect to post-market surveillance of our products.

The MDR differs in several important ways from the EU’s prior MDD directive for medical devices and active implantable medical devices. The most significant changes in the regulation include:

•	The definition of medical devices covered under the MDR is significantly expanded to include devices that may not have a medical intended purpose, such as colored contact lenses. Also included in the scope of the regulation are devices designed for the purpose of “prediction and prognosis” of a disease or other health condition;

•	Device manufacturers are required to identify at least one person within their organization who is ultimately responsible for all aspects of compliance with the requirements of the new MDR. The organization must document the specific qualifications of this individual relative to the required tasks;

•	The MDR requires rigorous post-market oversight of medical devices;

•	The MDR allows the EU Commission or expert panels to publish “Common Specifications”, such as requirements for technical documentation, risk management, or clinical evaluation, which devices shall be required to meet;

•	Devices are reclassified according to risk, contact, duration, and invasiveness;

•	Systematic clinical evaluation is required for Class IIa and Class IIb medical devices; and

•	All currently approved devices must be recertified in accordance with the new MDR requirements.

Following Brexit, certain medical devices, including our products, are also required to meet the local regulatory requirements within the U.K., separate and apart from EU regulations that previously also covered commercial practices in the U.K. While our CE Mark still applies for the U.K., other U.K. requirements for regulatory monitoring and compliance must also be met. Our quality and regulatory compliance systems and practices have been updated to ensure compliance with the applicable U.K. regulations.

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

The Company has established GDPR representatives in Europe who ensure GDPR requirements are met and Collegium Auditores GmbH to act as the Data Protection Officer.

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

PD is highly invasive, whereas our test is entirely non-invasive;

PD is painful by deliberate design, whereas our test is entirely pain-free;

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

Employees

As of January 1, 2026, we had 11 total employees, 2 of whom were engaged in full-time research and development activities, 5 engaged in strategy and business development, and 4 of whom were engaged in general administration. We believe that we maintain good relations with our employees.

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

·•	We may not be able to maintain compliance with the continued listing rules of the Nasdaq Capital Market and a delisting could limit the liquidity of our stock, increase its volatility and hinder our ability to raise capital;

•	We have identified a material weakness in our internal control over financial reporting as of December 31, 2024, which was remediated in fiscal 2025. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud;

•	We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies and product candidates;

•	We are highly dependent on our senior management team and key personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success;

•	Our MR data post-processing products currently depend on compatible use with only a limited number of MR scanners that are provided only by a few manufacturers of MR devices;

•	If we are not successful in enhancing awareness of our technology, driving adoption across our current target population, increasing referrals from surgeons and clinicians, and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected;

•	Our commercial success will continue to depend on attaining significant market acceptance of our technology among physicians, surgeons, patients, clinicians and imaging facilities, and increasing the number of patients diagnosed by our technology;

•	We may be unable to compete successfully with other diagnostic options for low back pain, or may be unable to continue providing value for supporting new treatments that may not need the diagnostic information our products provide;

•	Adoption of our technology depends on positive clinical data as well as clinician acceptance of the data and our products, and negative clinical data or perceptions among these clinicians would harm our sales, business, financial condition, and results of operations;

•	If adequate reimbursement is not available for the procedures implementing our technology, or for clinicians to provide ongoing care for patients diagnosed with our technology, it could diminish our sales or affect our ability to sell our technology;

•	If adequate reimbursement for our temporary Category III CMS Code designation for our products cannot be obtained or we are not successful in obtaining conversion to permanent Category I codes at an adequate reimbursement level, it would diminish our sales and would affect our ability to market our technology;

•	Use of our technology requires appropriate training for proper use of our products, and inadequate training may lead to negative patient outcomes, which could harm our business, financial condition, and results of operations.

•	We expect to increase the size of our organization in the future, and we may experience difficulties in managing this growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed;

•	We may not be able to achieve or maintain satisfactory pricing and margins for our NOCISCAN disc MRS diagnostic software products and related services, which could harm our business and results of operations;

•	Our results of operations may be harmed if we are unable to accurately forecast customer demand for our technology.

•	Our operations and technology are subject to pervasive and continuing FDA regulatory requirements, and failure to comply with these requirements could harm our business, financial condition and results of operations;

•	If we are unable to expand the labeling claims for using our technology to include additional indications, our growth potential could be harmed;

•	Our medical device products may be subject to recalls, which could divert managerial and financial resources, harm our reputation and our business;

•	We may experience difficulties outside the US in obtaining or maintaining regulatory clearance or approval, or exemptions therefrom, or in successfully gaining third-party reimbursement or marketing our technology, even if approved or otherwise legally marketed;

•	If we fail to comply with fraud and abuse and other healthcare laws and regulations in the U.S. and internationally including those relating to kickbacks and false claims for reimbursement, we could face substantial penalties and our business, financial condition and results of operations could be harmed;

•	We have financial relationships with certain physicians and health care providers, research investigators, and authors for our clinical or scientific publications that may be deemed a conflict of interest and may be subject to certain statutory or regulatory requirements, under which a failure to comply could lead to enforcement actions against us and other negative consequences for our business;

•	Regulatory compliance is expensive, complex and uncertain, and a failure to comply could lead to enforcement actions against us and other negative consequences for our business;

•	Our current CLARITY Trial or other future clinical studies may be delayed, suspended or terminated for many reasons, including those conducted to support reimbursement coverage and certain potential label expansions for additional indications, which will increase our expenses and delay the time it takes to secure reimbursement coverage or support label expansion for additional indications;

•	A failure to comply with governmental regulatory requirements would have a negative impact upon our business;

•	If we become subject to enforcement action by governmental regulatory agencies, our business would be negatively affected;

•	If certain of our medical device products cause or contribute to a death or a serious injury or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, or MDRs, which can result in voluntary corrective actions or agency enforcement actions and harm our reputation, business, financial condition and results of operations;

•	From time to time, we engage outside parties to perform services related to certain of our clinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to complete our clinical studies on our planned timelines, or at all, and may incur significant additional costs;

•	Healthcare reform initiatives and other administrative and legislative proposals may harm our business, financial condition, results of operations and cash flows in our key markets;

•	Our collection, use, storage, disclosure, transfer and other processing of sensitive and personal information could give rise to significant costs, liabilities and other risks, including as a result of investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data protection practices, which may harm our business, financial conditions, results of operations and prospects;

•	Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could harm our business, financial condition and results of operations;

•	Significant disruptions in our information technology systems, whether through breaches or failures of our technology, unauthorized access or otherwise, may result in both an adverse impact to our products, as well as the unauthorized use, disclosure, modification or misappropriation of patient personal information, the occurrence of fraudulent activity, or other data security-related incidents, all of which could have a material and adverse impact on our business, financial condition and results of operations;

•	We face potential liability related to the privacy of health information we obtain;

•	If we are unable to obtain, maintain, protect, enforce and defend patents or other intellectual property protection for our technology, or if the scope of our patents and other intellectual property protections is not sufficiently broad, or as a result of our existing or any future out-licenses of our intellectual property, our competitors could develop and commercialize products similar to or competitive with our products and services, our ability to continue to commercialize our technology, or our other products and services, may be harmed;

•	We may not be successful in obtaining or maintaining necessary rights to any products or processes we may have or develop through acquisitions and in-licenses;

•	Patents directing to our technology could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, which could harm our business, financial condition and results of operations;

•	The medical device industry is characterized by patent litigation and in the future we could become subject to actual or threatened patent or other intellectual property litigation alleging our products or services infringe or misappropriate third party rights, which could be costly to address and defend, result in the diversion of management’s time and efforts, require us to pay damages, or prevent us from making, using, or selling our existing or future products;

•	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements;

•	If we fail to comply with our obligations in any current or future agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business;

•	If we are unable to obtain patent term extension under the Hatch-Waxman Amendments, our business may be materially harmed;

•	We have limited foreign intellectual property rights and may not be able to protect our intellectual property and proprietary rights throughout the world, which could harm our business, financial condition and results of operations;

•	Changes in U.S. patent laws, or patent laws in other countries and jurisdictions, could diminish the value of patents in general, thereby impairing our ability to protect our products;

•	We may be subject to claims, including third-party claims of intellectual property infringement, misappropriation or other violations against us or our collaborators, challenging the ownership or inventorship of our intellectual property and, if unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, or to cease the development, manufacture and commercialization of one or more of our products;

•	We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time-consuming and unsuccessful;

•	If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be harmed;

•	Intellectual property rights do not necessarily address all potential threats, and limitations in intellectual property rights could harm our business, financial condition and results of operations;

•	If we are unable to protect the confidentiality of our other proprietary information, our business and competitive position may be harmed;

•	Our inability to use software licensed from third parties, or our use of open-source software under license terms that interfere with our proprietary rights, could disrupt our business;

•	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit or halt the marketing and sale of our technology. The expense and potential unavailability of insurance coverage for liabilities resulting from our technology could harm our business and our ability to sell our technology;

•	The failure of third parties to meet their contractual, regulatory and other obligations could adversely affect our business;

•	Litigation and other legal proceedings may harm our business;
•	Our operating results may fluctuate across periods, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

•	We will incur increased costs as a result of operating as a public company, and our management and board of directors will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices;

•	Our stock price may be volatile, and the value of our common stock and IPO Warrants may decline;

•	A significant portion of our total outstanding shares may be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is performing well;

•	You may experience additional dilution if any of our outstanding common stock warrants are exercised;

•	The price of our common stock and IPO Warrants may be volatile and fluctuate substantially, which could result in substantial losses for investors in our common stock;

•	Because we do not expect to pay dividends in the foreseeable future, investors seeking cash dividends should not purchase shares of our common stock;

•	If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline;

•	We are an emerging growth company and a smaller reporting company, and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock and IPO Warrants less attractive to investors;

•	Provisions in our corporate charter and our bylaws and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management;

•	Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware or, under certain circumstances, the federal district courts of the United States of America will be the exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

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

Risks Related to Financial, Operational, Commercial and Manufacturing Matters

We identified a material weakness in our internal control over financial reporting as of December 31, 2024, which was remediated in fiscal 2025. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

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

If we have material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We believe our current cash resources will be sufficient to fund our current operating plans into the first quarter of 2028. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to invest in clinical studies, sales, marketing, and engineering resources to bring our products to market.

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

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our current competition primarily resides with the diagnostic standards over which our products are intended to improve, in particular, X-ray, lumbar MRI, and PD. Our products are positioned for synergistic use with lumbar MRI, and to enhance the diagnostic value of lumbar MR exams. However, the existing reliance on lumbar MRI as a standard of care for our DLBP indication, and on PD in some medical practices, and the potential for other enhancements to those platforms and techniques, nonetheless, also represents a competitive threat. To the extent that these other platforms represent our primary competitors, they are mainly provided by large, well-capitalized companies with significant market share and resources. Most of our competitors have more established sales and marketing programs than us and have greater name recognition. These competitors also have long operating histories and may have more established relationships with potential customers. Also, there can be no assurance that other companies or institutions will not succeed in developing or marketing devices and products that are more accurate, useful, effective, or safer than our technology or that would render our technology obsolete or noncompetitive.

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

Our ability to increase sales of our technology depends, in significant part, on the availability of adequate financial coverage and reimbursement from third-party payors, which include: (i) governmental payors such as the Medicare and Medicaid programs in the United States; (ii) private managed care organizations; and (iii) private health insurers. Third-party payers determine which services and treatments they will cover and establish reimbursement rates for those treatments. While we have secured certain reimbursement codes in the United States for billing the use of our products, we do not yet bill third-party payers directly for our technology. In the United Kingdom, we are reimbursed by certain third-party payors. The cost of our customers using our technology is currently being paid for by either: (i) billing patients to pay directly (ii) allocation at least in part against payments received by healthcare providers for other procedures conducted in association with the use of our technology, or (c) third-party payer reimbursement payments in the United Kingdom. A failure to obtain wide coverage and adequate reimbursement for using our technology in conducting our new diagnostic procedures, or for clinicians providing ongoing patient care based on or related to our diagnostic results could diminish our sales and affect our ability to sell our technology.

If adequate reimbursement for our temporary Category III CMS Code designation for our products cannot be obtained or we are not successful in obtaining conversion to permanent Category I codes at an adequate reimbursement level, it would diminish our sales and would affect our ability to market our technology.

On January 1, 2021, our Category III CPT Codes became effective (see “Business”, “Reimbursement” above). Category III codes represent the first step in the reimbursement process (See “Business” “Reimbursement” above). The effectiveness of our Category III codes commenced a five-year period in which, in order to maintain our Category III status, we are required to demonstrate that the medical community needs (“Clinical Needs”) the NOCISCAN product. Clinical Needs would be demonstrated to the CPT Committee based on the volume at which our Category III codes are billed by imaging centers and physicians. In addition to demonstrating that there is Clinical Needs, we also are required to show that NOCISCAN is clinically effective as indicated by patients having better outcomes when NOCISCAN reports are used to help guide surgical treatments. We expect to show clinical effectiveness through a combination of clinical registries and our CLARITY Trial, as well as other clinical studies that build upon our published clinical study, the CPT committee used to create our Category III CPT codes. However, if we are not able to demonstrate Clinical Needs, nor that NOCISCAN is clinically effective, our revenue would be limited to a direct patient payment model, which will severely limit our ability to market our products and generate sufficient revenue to continue marketing our technology.

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

As of December 31, 2025, we had 10 full-time employees, 1 part-time employee, 1 full-time consultant, and 2 part-time consultants. As our sales and marketing strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We believe that one of our products under the NOCISCAN Suite, NOCICALC, is a Class I 510(k)-exempt medical device, which only requires registration and no pre-market review with the FDA, and which we registered as such with the FDA. We also believe the other of our products in the suite, NOCIGRAM, is “Clinical Decision Support Software” under the 21st Century Cures Act and as such, is not considered a medical device, and thus is not regulated by the FDA. Accordingly, we believe that our current products do not require FDA clearance or approval under the 510(k), De Novo, or PMA approval pathways. However, there can be no assurance that in the future, the FDA will not determine that PMA approval, De Novo classification, or 510(k) clearance is required for our products. If the FDA were to make such a determination, we would not be able to sell or market our products without or until securing such approval or clearance and may be subject to potential fines and other penalties or remedial actions for illegally marketing or selling an unapproved medical device, which would affect our sales, business, financial condition, and results of operation.

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

If we initiate a correction or removal of certain of our products from the market to reduce a risk to health posed by the device, we would likely be required to submit a Correction and Removal report to the FDA and, in many cases, similar reports to other regulatory agencies. Any field action reported to the FDA could lead to increased scrutiny by the FDA and our customers regarding the quality and safety of our products. Furthermore, the submission of these reports could be used by competitors against us and could harm our reputation, which could cause customers to delay purchase decisions, cancel orders or decide not to purchase our products and could cause patients to lose trust in our technology.

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

For commercialization outside the United States, in particular the European Union (“EU”) and United Kingdom (“UK”), the Company, in conjunction with our regulatory consultants, determined NOCISCAN to be a Class I medical device, for which we secured a CE mark via self-certification. As such, we self-certified our product for the CE mark under a Declaration of Continuity (“DOC”) filed by us as part of a dossier with a qualified EU Representative. Since self-certification was completed by the Company, the EU adopted Medical Device Regulation (EU) 2019/1020, known as MDR, that went into effect on July 16, 2021. Under these new regulations, we believe NOCISCAN to be considered a Class II(a) device that requires re-certification for CE mark by a Notified Body prior to December 31, 2028. Notified Bodies carry out tasks related to conformity assessment procedures set out in the applicable legislation, when a third party is required. Class II(a) device certification is subject to additional requirements for approval beyond our existing submissions, including requiring pre-market review and CE mark approval by a Notified Body, and which will require submission and approval of supportive clinical data. We have engaged TUV SUD as our Notified Body for this purpose with the understanding that Notified Body review and CE mark approval can typically take more than a year. Certain aspects of the new MDR also place new requirements on Class I medical devices that are not subject to the extended 2028 grace period and became effective as of May 2021. We are compliant with the new required policies and practices for post-market surveillance of our products.

If we are unable to engage or receive CE mark approval from a Notified Body under the MDR by the December 2028 grace period deadline, or are determined to be non-compliant with MDR regulations not subject to the grace period and therefore applicable to us as of May 2021, we could lose our CE mark, and may become unable to continue promoting or selling our products for commercial use in the EU, UK, or other countries that relate their medical device regulations to a CE mark.

In conjunction with Brexit, medical devices in the UK are no longer directly governed by CE regulations. The UK has introduced the UKCA marking system which largely follows the CE marking regulations but continues to be revised. In addition, until 30 June 2028, medical devices compliant with the EU medical devices directive (EU MDD) with a valid declaration and CE marking can be placed on the UK market, provided the company identifies a UK Responsible Person (UKRP). After this date, a UKCA mark will be required. If the Company is successful in meeting all requirements of the CE mark under MDR set forth above, the Company believes it will meet all requirements for UKCA marking. In addition, our Notified Body (TUV SUD) is an Approved Body in the UK. Our policies and procedures are consistent with the current UK regulations. However, there is a risk that one or more regulatory body or agency in the UK may determine otherwise, which could result in us incurring certain penalties or other adverse consequences to our business. There can be no assurance that we can obtain a UKCA mark and if we are not able to secure a UKCA mark, we will lose our ability to conduct business in the UK.

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

The FDA and foreign regulatory bodies can delay, limit or deny clearance or approval (or otherwise a related “exemption”) for a device for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are safe or effective for their intended uses;
•	disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical studies or the interpretation of data from clinical studies, or with the regulatory classification or related pre-market regulatory pathway pursued by the Company for our products;
•	adverse device effects experienced by participants in our clinical studies or in commercial use;
•	the insufficiency of data from our preclinical studies and clinical studies to support clearance or approval, where required;
•	our inability to demonstrate that the clinical and other benefits of our products outweigh the risks;
•	failure of our software release and distribution to meet applicable requirements; and
•	significant changes to the policies or regulations of the FDA or applicable foreign regulatory bodies that render our clinical data or regulatory classifications, pre-market review pathways, or related filings insufficient for approval or that otherwise prevent us from legally marketing our products.

Our current CLARITY Trial or other future clinical studies may be delayed, suspended or terminated for many reasons, including those conducted to support reimbursement coverage and certain potential label expansions for additional indications, which will increase our expenses and delay the time it takes to secure reimbursement coverage or support label expansion for additional indications.

We plan to continue to develop and execute clinical studies to support reimbursement coverage for using our products, label retention for our products, label expansion for our products into additional claims for diagnosing painful discs and improving patient outcomes and additional thoracic and cervical discogenic back pain patient populations. We may also develop and execute clinical studies for new products or for label expansion for our current products into patient populations suffering from other pain or tissue chemistry-mediated conditions. We may also develop modifications to our products, and conduct related clinical studies, related to expanding indications for post-processing data from other MRS applications in the body. We do not know whether future clinical studies will begin on time, will need to be redesigned, have an adequate number of patients enrolled or be completed on schedule, if at all. The commencement and completion of clinical studies to support label retention and expansion for additional indications or for new products may be delayed, suspended or terminated as a result of many factors, including:

•	the delay or refusal of regulators or Institutional Review Boards, or IRBs, to authorize us to commence a clinical study at a prospective trial site;
•	changes in regulatory requirements, policies and guidelines;
•	delays or failure to reach agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	delays in patient enrollment and variability in the number and types of patients available for clinical studies;
•	the inability to recruit, enroll, or retain a sufficient number of patients;
•	deviations by our CROs or clinical sites from the trial protocol or study discontinuation by participants, investigators, or study sites;
•	safety or tolerability concerns that could cause us to suspend or terminate a trial if we find that the participants are being exposed to unacceptable health risks;
•	regulators, Institutional Review Boards, Ethics Committees or Data Safety Monitoring Boards requiring that we or our investigators or study sites suspend or terminate clinical studies for various reasons, including noncompliance with GCP or other regulatory requirements or safety concerns;
•	lower than anticipated retention rates of patients and volunteers in clinical studies;
•	failure of our CROs or clinical studies sites to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	delays relating to identifying and engaging with and adding new clinical study site that have access to compatible MR scanners for using our products; and
•	exceeding budgeted costs.

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

Failure to comply with applicable U.S. requirements regarding promoting, manufacturing, labeling, and establishing and complying with appropriate quality assurance policies, systems, and practices for our products may subject us to a variety of administrative or judicial actions and sanctions. We currently offer the NOCISCAN product suite via two interactive products, NOCICALC, which is listed with the FDA as a Class I, 510(k)-exempt product, and NOCIGRAM, a type of medical software that we have concluded is exempt from medical device regulation by the FDA pursuant to the 21st Century Cures Act. This product suite is also self-certified and CE Marked as a Class I medical device under MDD requirements, while we believe it is considered a Class II medical device and requiring Notified Body review and certification under newer MDR regulations (subject to a grace period until December 31, 2028). These products are marketed and sold with certain labeling and related instructions for use and are promoted by various marketing and sales materials and related human interactions via our personnel and our target customers. We have also established, and operate under, certain quality assurance systems, policies, and procedures under our quality management system intended to be compliant with applicable requirements for all relevant territories and jurisdictions related to our commercial activities. In the event that our establishment, maintenance, marketing, promotion, labeling, or execution of these products, or these systems, policies, practices, or procedures, are determined to be inadequate or non-compliant with applicable regulatory requirements, such defect could result in certain potential enforcement actions or other adverse consequences, and our business would be negatively affected.

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

FDA’s Medical Device Reporting (“MDR”) regulation requires, medical device manufacturers to report to the FDA information of which the manufacturer becomes aware that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or a similar device marketed by the manufacturer were to recur. If we fail to report events required to be reported to the FDA within the required timeframes, or at all, the FDA could take enforcement action and impose sanctions against us. Any such adverse event involving our products also could result in the need to take corrective and preventative actions, such as changes to design or manufacturing processes, corrections, removals, or recalls or customer notifications, or agency action, such as inspection or enforcement action. Risk of harm to patients, including without limitation serious injury or death, associated with using our products could also result in product liability actions against us. Any field corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would be costly, distract management from operating our business, could be used by competitors against us, and may harm our reputation, business, financial condition and results of operations.

From time to time, we engage outside parties to perform services related to certain of our clinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to complete our clinical studies on our planned timelines, or at all, and may incur significant additional costs.

The FDA’s investigational device exemption (“IDE”) regulations impose requirements on the conduct of certain clinical investigations conducted with medical devices. The requirements depend on whether the study is considered to be a nonsignificant risk or a significant risk study. In general, clinical investigations with medical devices, including those that are nonsignificant risk, must comply with requirements for the protection of human subjects, which include review and approval by an institutional review board (“IRB”) and informed consent of subject participants. Significant risk device studies must submit an IDE to FDA for approval (nonsignificant risk studies are exempt from this requirement). The IDE regulations specify the responsibilities of sponsors and investigators to ensure compliance with IDE requirements, including compliance with Good Clinical Practice (“GCP”) requirements. Failure to comply may result in FDA placing a temporary or permanent clinical hold on the study, issuance of warning letters, or other regulatory actions.

From time to time, we engage consultants to help design, monitor and analyze the results of certain clinical studies and trials that we sponsor. The consultants we engage may interact with clinical investigators to enroll patients in our clinical studies. We depend on these consultants and clinical investigators to conduct clinical studies and trials and monitor and analyze data from these studies and trials under the investigational plan and protocol for the study or trial and in compliance with applicable regulations and standards. We may face delays in, or be prevented from, completing our clinical studies if these parties do not fulfill their obligations in a timely, compliant or competent manner. Such roles, functions, and related risks, also apply to certain employees of the Company. If these third parties or employees do not successfully carry out their duties, comply with Good Clinical Practice (GCP) guidelines and other applicable requirements, or meet expected deadlines, or if the quality, completeness or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical study protocols or for other reasons, our clinical studies or trials may need to be extended, delayed or terminated by us or be placed on clinical hold by FDA or the IRB, or may otherwise prove to be unsuccessful, and we may have to conduct additional studies, which would significantly increase our costs.

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

We are increasingly dependent on complex information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, and purchasing purposes. Further, our products collect, use, store, disclose, transfer, and otherwise process sensitive patient data, such as detailed recordings of MRIs to help clinicians make more informed treatment decisions and optimize their patients’ care. These data are recorded by our technology and can be viewed by the physician during regular patient visits or on demand through a secure website. We also collect, use, store, disclose, transfer, and otherwise process a growing volume of other personal information and confidential, proprietary and sensitive data, which may include procedure-based information and sensitive healthcare data, credit card, and other financial information, insurance information, and other potentially personally identifiable information. Our information technology systems or those of our service providers may be subject to computer viruses, phishing, social engineering, denial or degradation of service attacks, ransomware, malware attacks or other threats, cyberattacks, or dishonest acts by computer hackers or terrorists, failures during the process of upgrading or replacing software, databases or components thereof, power outages, damage or interruption from fires or other natural disasters, hardware failures, telecommunication failures and user errors, among other malfunctions. Technological interruptions or threats would disrupt our operations, including the ability of our clinicians to use our products as intended to evaluate patients, as well as our ability to adequately manufacture our products, and otherwise adequately service our customers. Additionally, any of these incidents could result in the theft, unauthorized access, acquisition, use, disclosure, modification, or misappropriation of personal information of patients that use our products, trial participants, employees, third parties with whom we conduct business, as well as other confidential, proprietary, and sensitive data, and can also result in fraudulent activity, system disruptions or shutdowns.

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

We currently maintain a cybersecurity insurance policy and business interruption coverage in order to mitigate certain potential losses, but this insurance is limited in amount, and we cannot be certain that such potential losses will not exceed our policy limits, or will cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Therefore, failure to maintain or protect our information systems and data integrity effectively could harm our business, financial condition, and results of operations.

We face potential liability related to the privacy of health information we obtain.

We may maintain, use, and share sensitive health information throughout the clinical study process, in the course of our research collaborations, and from healthcare providers in the course of using our products and systems. Most healthcare providers, including hospitals from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH, and also under GDPR. We believe that we are not currently classified or regulated under HIPAA or GDPR as a Covered Entity, but we believe we are considered and regulated as a Business Associate. Accordingly, we are subject to HIPAA and GDPR requirements or penalties as applied to Business Associates. However, in certain situations, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive, maintain, use, or transfer individually identifiable health information from a Covered Entity, as defined under HIPAA, that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, including certain health information, which is a broader class of information than the health information protected by HIPAA. To the extent we engage in clinical studies and commercial uses of our products outside the United States, we may implicate foreign data privacy and security laws and regulations, including the GDPR and legislation of the European Union member states implementing it.

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

The patent prosecution process is expensive, time-consuming and complex and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents or patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection in one, several, or all geographies. Although we enter into non-disclosure and confidentiality agreements with parties who have access to our confidential information or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, suppliers, consultants, advisors and other third parties, any of these parties may breach the agreements and publicly disclose such confidential information or research and development output. If such unauthorized public disclosure occurs before a patent application is filed, it could compromise or diminish our ability to seek patent protection. Such third parties could also breach obligations with respect to limited uses of our confidential information, which may include (i) breaching restrictions against making or inventing improvements or modifications to, or derivations of, our confidential technologies, and (ii) further separately applying, on their own behalf, for patent protections for such improvements, modifications, or derivations. Such breaches may compromise our ability to obtain or enforce our own patent protections for such improvements, modifications, or derivations. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, the publication of discoveries in scientific literature often lags behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. As such, we cannot be certain that we were the first to make the inventions claimed in any of our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, relating to technology that we license from or license to third parties, including by way of our license from the Regents of the University of California, and we are therefore reliant on our licensors or licensees. Therefore, these and any of our patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Furthermore, our license agreements may be terminated by the licensor. Defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example, with respect to proper priority claims, inventorship and the like, although we are unaware of any such defects that we believe are of importance. If we or any of our current or future licensors or licensees fail to obtain, maintain, protect, enforce or defend such patents and other intellectual property rights, such rights may be reduced or eliminated. If any of our current or future licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation or prosecution of our patents or patent applications, such patents or applications may be invalid and/or unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which may harm our business.

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

Patents have a limited lifespan. In the United States, the natural expiration of a utility patent is generally 20 years after its effective filing date and the natural expiration of a design patent is generally 14 years after its issue date, unless the filing date occurred on or after May 13, 2015, in which case the natural expiration of a design patent is generally 15 years after its issue date. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, any terminal disclaimers filed or to be filed, overlap in claimed subject matter with other patents in the portfolio, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our technology, we may be open to competition. Further, if we encounter delays in our development efforts, the period of time during which we could market our technology under patent protection would be reduced and, given the amount of time required for the development, testing and regulatory review of planned or future technology and products, patents protecting such technology and products might expire before or shortly after such products are commercialized. For information regarding the expiration dates of patents in our patent portfolio, see “Business—Intellectual Property.” Our U.S. issued patents are expected to expire between January 30, 2026 and June 16, 2037, without taking into account all possible patent term adjustments, extensions, or abandonments, and assuming payment of all appropriate maintenance, renewal, annuity, and other governmental fees. As our patents expire, the scope of our patent protection will be reduced, which may reduce or eliminate any competitive advantage afforded by our patent portfolio. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

We rely on a License from the Regents of the University of California, as well as other aspects of our own patented technology and intellectual property, in order to be able to use and sell various proprietary technologies that are material to our business, as well as technologies which we intend to use in our future commercial activities. Our rights to use these licensed technologies and the inventions claimed in the licensed patents, are subject to the continuation of, and our compliance with the terms of the license. The License provides that for so long as we pay patent prosecution costs, the Regents of the University of California will diligently prosecute and maintain the United States and foreign patents comprising the Patent Rights using counsel of its choice, and the UCSF Regents' counsel will take instructions only from The Regents of the University of California. The Regents of the University of California has the right to terminate the agreement upon advanced notice in the event of a default by us. The agreement will expire upon the expiration or abandonment of the last of the licensed patents. The patents subject to the agreement expire between 2026 and 2037, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The loss of this license would materially negatively affect our ability to pursue our business objectives and result in material harm to our business operations.

We may not be successful in obtaining or maintaining necessary rights to any products or processes we may have or develop through acquisitions and in-licenses.

We may find it necessary or prudent to acquire, obtain, or maintain licenses to intellectual property or proprietary rights held by third parties that we may identify as necessary or important to our business operations. However, we may be unable to acquire, secure, or maintain such licenses to any intellectual property or proprietary rights from third parties that we identify as necessary for our technology or any future products we may develop. The acquisition or licensing of third-party intellectual property or proprietary rights is a competitive area, and our competitors may pursue strategies to acquire or license third party intellectual property or proprietary rights that we may consider attractive or necessary. Our competitors may have a competitive advantage over us due to their size, capital resources and greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to acquire or license third party intellectual property or proprietary rights on terms that would allow us to make an appropriate return on our investment or at all. We have an existing license with the Regents of the University of California, and which covers multiple patents and patent applications for inventions that are incorporated into our products, and if we are unable to maintain this license, we may not be able to legally market or sell our current or future products, which would harm our sales, business, financial condition, and results of operations. If we are unable to successfully acquire or license third-party intellectual property or proprietary rights that we require for making, using, or selling our products or services, or to maintain the existing licenses to intellectual property rights we have, we may have to abandon the development, manufacturing, marketing, or selling of our related products that require those rights, which could harm our sales, business, financial condition, and results of operations.

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

We have limited intellectual property rights outside the United States, the United Kingdom, and the European Union. Filing, prosecuting and defending patents on our products in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, the United Kingdom, and the European Union. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as in the United States. While we do not currently operate or sell our products outside of the United States, the United Kingdom, and the European Union, these products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries, which may impede on our ability to grow outside of the United States, the United Kingdom, and the European Union.

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

The medical device industry is highly competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors in this field, the intellectual property landscape is in flux and it may remain uncertain in the future. As such, we may be subject to claims that current or former employees, collaborators or other third parties have an interest, either as an owner, co-owner, or otherwise, in our patents, trade secrets or other intellectual property as an inventor or co-inventor. Additionally, we could become subject to significant intellectual property-related litigation and proceedings relating to our or third-party intellectual property and proprietary rights. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products, or could face third-party claims of intellectual property infringement, misappropriation or other violations, including by a licensor from whom we have licensed certain intellectual property. These risks apply to our existing license from the Regents of the University of California, both in relation to patent rights we co-own with them as a result of joint invention between our and their respective inventors, and in relation to co-existent license rights that we share with another third-party company in some of those patent rights, as further summarized above.

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

In addition, our patents or the patents of our licensing partners may also become involved in inventorship, priority or validity disputes. For example, although we try to ensure that our employees, consultants and advisors are not in breach of any past contractual obligations and do not use the proprietary information or know-how of others in the work that they do for us, we may in the future become subject to claims that we or these individuals have, inadvertently or otherwise, used or disclosed intellectual property, including trade secrets or other proprietary information, of their former university or employer. Additionally, we may be subject to claims from third parties challenging intellectual property rights we regard as our own, based on claims that our agreements with employees or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions to a previous employer, or to another person or entity. Furthermore, while it is our policy to require all employees and contractors to execute agreements assigning relevant intellectual property to us, we may also be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. These assignment agreements may not be self-executing or adequate in scope, and may be breached or challenged, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. We may not have adequate remedies for any such breaches, and such claims could harm our business, financial condition and results of operations.

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

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and other confidential or proprietary information that is not patentable or that we elect not to patent. However, such information can be difficult to protect, and some courts, for instance, are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely heavily on confidentiality provisions that we have in contracts with our employees, consultants, collaborators, suppliers, customers, and others upon the commencement of their relationship with us. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Furthermore, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such third parties, despite the existence generally of these confidentiality restrictions. These contracts may not provide meaningful protection or equitable remedies for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. There can be no assurance that such third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. Despite the protections we place on our intellectual property or other proprietary rights, monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights have or will be adequate. Trade secret violations are often a matter of state law, and the criteria for protection of trade secrets vary among different jurisdictions. In addition, the laws of many foreign countries will not protect our intellectual property or other proprietary rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to foreign markets or require costly efforts to protect our products.

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

The trading market for our common stock will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. We currently have only one securities analyst publishing research on us, and we have no guarantee that he will continue to cover us in the future. If he drops his coverage of us, we may never obtain research coverage by industry or financial analysts again. If no, or few, analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive, as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Provisions in our corporate charter and our bylaws discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

The Company does not have any contractual obligations, not otherwise on our balance sheet as of December 31, 2025.

Rent expense for the year ended December 31, 2025 and 2024 was $0.

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

None.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Stock Market under the symbol “ACON” since our IPO on April 21, 2022. Our IPO Warrants have been traded on the Nasdaq Stock Market under the symbol “ACONW” since our IPO on April 21, 2022. As of December 31, 2025, there were approximately 213 holders of record of our common stock and one holder of record of our IPO Warrants. These numbers are based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

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

During the year ended December 31, 2025, all sales of unregistered securities by the Company have been previously reported on a Form 8-K or Form 10-Q.

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

Since our inception we have incurred significant operating losses. As of December 31, 2025, we had an accumulated deficit of $58,495,940. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful commercialization and continued development of our SaaS platform. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Our primary near-term growth strategy is to secure payer contracts (including insurance companies, self- insured employers, Medicare, Medicaid, workmen’s compensation boards et. al.) to cover our Category III CPT codes and convert them into Category I CPT codes. We believe that with favorable payer coverage, the Company has the opportunity to more efficiently engage physicians and imaging centers that will adopt our technology.

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

As of December 31, 2025, we had cash and cash equivalents and restricted cash of $12,040,789. Subsequent to December 31, 2025, the Company raised additional capital through a registered direct offering (refer to Note 16 – Subsequent Events to our financial statements). We believe our current cash and cash equivalents and restricted cash will fund our operating expenses and capital expenditure requirements through the first quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the commercialization or further development of our SaaS platform.

Corporate Information

The Company currently operates as a Delaware corporation, under the name Aclarion, Inc.

Results of Operations

Operating activities:

The following table summarizes our results of operations for the twelve months ended December 31, 2025, and 2024.

	Year Ended December 31,
	2025	2024	$ Change
Revenue:
Revenue	$75,730	$45,724	$30,006
Cost of revenue	68,902	84,658	(15,756)
Gross profit (loss)	6,828	(38,934)	45,762

Operating expenses:
Sales and marketing	1,900,598	976,554	924,044
Research and development	1,033,789	888,766	145,023
General and administrative	4,124,832	3,608,793	516,039
Total operating expenses	7,059,219	5,474,113	1,585,106

Loss from operations	(7,052,391)	(5,513,047)	(1,539,344)

Other income (expense):
Interest expense	–	(535,470)	535,470
Loss on exchange of debt	–	(1,073,317)	1,073,317
Gain on extinguishment of debt	73,272	6,058	67,214
Changes in fair value of warrant and derivative liabilities	11,806	335,033	(323,227)
Penalties and settlements	(672,625)	(212,453)	(460,172)
Interest income	411,061	318	410,743
Other, net	(4,752)	(49)	(4,703)
Total other expense	(181,238)	(1,479,880)	1,298,642

Loss before income taxes	$(7,233,629)	$(6,992,927)	$(240,702)
Income tax provision	–	–	–
Net loss	$(7,233,629)	$(6,992,927)	$(240,702)

Dividends on preferred stock	$(6,683)	$(59,675)	$52,992
Net loss allocable to common stockholders	$(7,240,312)	$(7,052,602)	$(187,710)
Net loss per share allocable to common shareholders	$(13.61)	$(7,478.90)	$7,465.29
Weighted average shares of common stock outstanding, basic and diluted	532,036	943	531,093

Years ended December 31, 2025, and 2024

Total revenues.

Total revenues for the year ended December 31, 2025, were $75,730, which was an increase of $30,006 or 65.6%, from $45,724 for the year ended December 31, 2024. This increase in revenue was driven primarily by the growing volume of NOCISCAN® reports sold into the UK market following recent local coverage decisions. We expect this increase in revenue to continue as we bring on more insurance payors, and our scan volumes increase.

Cost of Revenue.

Cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (Radnet), and credit card fees. Total cost of revenue was $68,902 for the year ended December 31, 2025, compared to $84,658 for the year ended December 31, 2024, a decrease of $15,756 or 18.6%. This decrease was primarily due to a reduced allocation of hosting fees to cost of revenue and a change in revenue mix that reduced partner fees.

Sales and Marketing.

Sales and marketing expenses primarily consist of post-clearance clinical services related to the CLARITY Trial, product marketing consulting, travel and entertainment costs, and salaries and benefits. Sales and marketing expenses totaled $1,900,598 for the year ended December 31, 2025, compared to $976,554 for the year ended December 31, 2024, representing an increase of $924,044 or 94.6%.

The increase in sales and marketing expenses was primarily driven by higher post-clearance clinical services, which was $606,838 for the year ended December 31, 2025, compared to $300,794 for the same period in 2024, an increase of $306,044, reflecting costs associated with the initiation of the CLARITY Trial, for which the first patient enrolled in June 2025. With continued enrollment in the CLARITY Trial in 2026, we expect these expenses continue to increase. Product marketing consulting expenses increased by $277,410, to $362,640 for the year ended December 31, 2025, compared to $85,230 for the same period in 2024, reflecting expanded use of external marketing consultants. Salaries and benefits increased by $218,569 to $542,515 for the year ended December 31, 2025, compared to $323,946 for the same period in 2024, primarily due to accruals for incentive-based performance payouts and hiring of additional sales and marketing personnel in the United States and the United Kingdom. We expect salaries and benefits continue to increase as a result of planned hiring within our sales and marketing function. Travel and entertainment expenses increased by $104,997 to $228,834 for the year ended December 31, 2025, compared to $123,837 for the year ended December 31, 2024, primarily related to activities supporting local coverage determinations in the United Kingdom.

Research and Development.

Research and development expenses increased by $145,023, or 16.3%, to $1,033,789 for the year ended December 31, 2025, compared to $888,766 for the year ended December 31, 2024. The increase was primarily attributable to higher patent maintenance fees, which totaled $52,141 for the year ended December 31, 2025, compared to $0 for the same period in 2024, reflecting the Company’s efforts to advance protection of its intellectual property portfolio. In addition, bonus expense increased by $58,013 to $85,771 for the year ended December 31, 2025, compared to $27,758 in 2024, due to accruals for incentive-based performance payouts. Quality system and regulatory consulting expenses increased by $36,964 to $210,032 for the year ended December 31, 2025, compared to $173,068 for the same period in 2024, primarily as a result of expanded regulatory compliance and documentation activities. We expect research and development expenses to continue to increase as we continue the development of the Nociscan 3.0 product.

General and Administrative.

General and administrative expenses were $4,124,832 for the year ended December 31, 2025, compared to $3,608,793 for the year ended December 31, 2024, representing an increase of $516,039 or 14.3%. The increase was primarily driven by higher accruals under the Company’s 2025 incentive bonus program, which totaled $357,902 for the year ended December 31, 2025, compared to $216,409 in 2024, an increase of $141,493, due to incentive-based performance payout accruals. In addition, insurance expenses, primarily related to directors and officers (“D&O”) coverage, increased to $372,588 for the year ended December 31, 2025, from $289,798 in the prior-year period, an increase of $82,790, reflecting expanded policy coverage and higher renewal premiums. The Company also incurred litigation and financial accounting advisory expenses of $100,534 and $383,793, respectively, for the year ended December 31, 2025, compared to $0 and $208,752, respectively, for the same period in 2024, representing increases of $100,534 and $175,041, respectively. These increases were partially offset by a decrease of $118,182 in stock-based compensation expense, which totaled $105,368 for the year ended December 31, 2025, compared to $223,550 in 2024, primarily attributable to stock options that vested in the prior year.

Interest Expense.

Interest expense was $0 for the year ended December 31, 2025, compared to $535,470 for the year ended December 31, 2024. The decrease in interest expense was attributable to the retirement of all unsecured non-convertible notes in 2024.

Loss On Exchange Of Debt and Gain On Extinguishment Of Debt.

During the year ended December 31, 2024, the Company incurred losses on two transactions undertaken to reduce outstanding debt. The first transaction occurred between January 22 and January 29, 2024, when the Company entered into a series of exchange agreements with investors to issue an aggregate of 644,142 shares of common stock (71 shares as adjusted for 2025 Stock Splits) in exchange for $1,519,779 of principal and accrued interest on outstanding notes. This transaction accelerated the recognition of the related note discounts, resulting in a loss on exchange of debt of $1,073,317 for the year ended December 31,2024, compared to $0 for the year ended December 31, 2025.

The second transaction occurred on March 6, 2024, when the Company repaid $300,974 of principal and accrued interest on the notes. This transaction also accelerated the recognition of the related note discounts and resulted in a charge $111,928 for the year ended December 31, 2024. This charge was offset by a gain on settlement of debt of $117,985, resulting in a net gain on extinguishment of debt of $6,058 for the year ended December 31, 2024. In contrast, the Company recognized a gain of $73,272 for the year ended December 31, 2025, representing an increase in gain of $67,214, related to the retirement of an obligation associated with commitment shares.

Changes in Fair Value of Warrant and Derivative Liabilities.

The Company’s warrant and derivative liabilities are measured at fair value at each reporting date. For the year ended December 31, 2025, the Company recorded a favorable fair value adjustment of $11,806, compared to a favorable adjustment of $335,033 for the year ended December 31, 2024, representing a decrease in favorable adjustment of $323,227. The derivative liability was fully retired in 2024 in connection with the settlement of all unsecured non-convertible notes.

Penalties and Settlements.

In March 2025, the Company paid $687,500 to settle a dispute under the "fee tail" provision of a previously executed investment banking agreement. This payment was partially offset by a $14,875 favorable accounts payable settlement, resulting in penalties and settlements expense of $672,625 for the year ended December 31, 2025, compared to $212,453 for the year ended December 31, 2024, representing an increase of $460,172.

Interest Income.

Interest income was $411,061 for the year ended December 31, 2025, primarily reflecting interest income earned on money market deposits following the Company’s fundraising activities during 2025, compared to $318 for the year ended December 31, 2024, representing an increase of $410,743.

Net Loss.

The Company reported a net loss of $7,233,629 for the year ended December 31, 2025, compared to a net loss of $6,992,927 for the year ended December 31, 2024, representing an increase in net loss of $240,702 or 3.4%.

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

As of December 31, 2025, we had cash and cash equivalents of $12,040,789, including $25,000 of restricted cash.

During the year ended December 31, 2025, the Company raised aggregate gross proceeds of $22,566,911 through a combination of financing transactions, including a registered direct public offering of units totaling $14,554,545 consisting of common shares, Series A warrants, and Series B warrants; two registered direct offerings of common stock totaling $5,702,968; a registered direct offering of pre-funded warrants totaling $1,972,957; and the exercise of Series C Preferred warrants totaling $336,441.

Subsequent to December 31, 2025, the Company completed a registered direct public offering of (i) 200,000 shares of the Company’s common stock, and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 1,800,000 shares of common stock, at an offering price of $5.18 per share. The purchase price of each Pre-funded Warrant was $5.17999, which represents the offering price per share of common stock, minus the exercise price of $.00001 per share. The Pre-funded Warrants are immediately exercisable. The aggregate gross proceeds to the Company from this offering were approximately $10.4 million, before deducting placement agent fees of 6% of the aggregate gross proceeds and other offering expenses payable by the Company. See Note 16 – Subsequent Events to our financial statements for more information.

We believe our current cash will fund our operating expenses and capital expenditure requirements into the first quarter of 2028. Management is actively managing the cash position.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(7,164,204)	$(5,271,609)
Net cash used in investing activities	(203,902)	(321,937)
Net cash provided by financing activities	18,945,234	5,026,138
Net increase (decrease) in cash and cash equivalents	$11,577,128	$(567,408)

Operating Activities

During the year ended December 31, 2025, the Company used $7,164,204 in cash for operating activities, representing an increase in cash use of $1,892,595, compared to $5,271,609 used during the same period in 2024. The increase in cash used in operating activities was primarily attributable to a higher net loss after adjustments for non-cash items, partially offset by favorable changes in certain working capital accounts.

For the year ended December 31, 2025, the Company recognized a net loss after non-cash adjustments of $6,806,302, representing an increase of $2,098,937, compared to an adjusted net loss of $4,707,365 for the same period in 2024. The year-over-year increase in adjusted net loss was primarily due to lower non-cash addbacks in 2025, including the absence of non-cash adjustment related to the loss on exchange of debt, compared to a non-cash addback of $1,073,317 recorded in 2024, as the Company did not engage in comparable debt exchange or restructuring activities during 2025; the absence of amortization of deferred issuance costs, compared to non-cash addback of $471,387 recorded in 2024, reflecting the completion of the debt financing arrangement in the prior year; and the absence of non-cash expenses related to the equity line agreement, compared to $425,367 recorded in 2024, as the Company did not utilize the equity line of credit in 2025.

During the year ended December 31, 2025, the Company provided $16,057 in cash related to prepaids and other current assets, representing a decrease in cash used of $303,720, compared to $287,663 used during the same period in 2024. The decrease was primarily attributable to lower advance payments made to vendors and service providers, as well as a reduction in clinical prepayments, compared to the same period in 2024.

Investing Activities

During the year ended December 31, 2025, cash used in investing activities was $203,902, a decrease in cash used of $118,035, compared to cash used of $321,937 during the same period in 2024, mainly due to lower expenditures related to patent and license filings, partially offset by purchases of computer equipment.

Financing Activities

During the year ended December 31, 2025, the Company raised aggregate gross proceeds of $22,566,911 through a combination of financing transactions, including a register direct public offering of units totaling $14,554,545 consisting of common shares, Series A warrants, and Series B warrants; two registered direct offerings of common stock totaling $5,702,968; a registered direct offering of pre-funded warrants totaling $1,972,927; and the exercise of Series C Preferred warrants totaling $336,441.

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

On March 5, 2025, the Company convened a Special Meeting of Stockholders. Stockholders approved the full issuance of shares of common stock issuable by the Company upon exercise of the Series A Common Warrants and the Series B Common Warrants. Following March 5, 2025, holders of Series B warrants have exercised substantially all of our outstanding Series B warrants using the alternative cashless exercise ("ACE") feature included in those warrants. The Company has issued approximately 14.7 million common shares (544 thousand shares adjusted for the Second 2025 Stock Split) in such Series B warrant exercises. No Series A warrants have been exercised as of December 31, 2025.

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

As of December 31, 2025, 28,000 Pre-funded Warrants issued in connection with the direct offering remained unexercised, all of which were subsequently exercised on January 8, 2026.

Series C Preferred Stock and Warrants

During the fourth quarter of 2024, certain holders converted 126 shares of C Preferred Stock and related accrued dividends into 739,050 shares of common stock (equivalent to 82 common shares following the 2025 Stock Splits). There were 874 C Preferred shares remaining at December 31, 2024.

During the year ended December 31, 2025, certain holders converted the remaining 874 shares of C Preferred Stock and related accrued dividends into 6,211,618 shares of common stock (equivalent to 687 common shares following the 2025 Stock Splits).

During the year ended December 31, 2025, holders of the Series C warrants exercised 5,685,049 warrants (629 post-2025 Stock Splits). 4,548,039 (503 post-2025 Stock Splits) warrants were exercised at $0.03 per share ($271.35 post-2025 Stock Splits), and 1,137,010 (126 post-2025 Stock Splits) warrants were exercised at $0.1759 per share ($1,591.02 post-2025 Stock Splits). The Company received payments of $336,411 as part of the warrant exercises.

During the year ended December 31, 2024, net cash provided by financing activities was $4,900,996 which included gross proceeds of $1,754,032 from our equity line, $2,691,391 from a February 27, 2024 public offering, $1,000,000 from sales of C-series preferred stock and warrants, and $529,254 from common stock and warrant RegA+ offering. Cash issuance costs related to all financing activities totaled $772,707. The Company used cash in the year 2024 to retire $300,973 of outstanding promissory debt.

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

Contractual Obligations And Commitments

The Company does not have any contractual obligations, not otherwise on our balance sheet as of December 31, 2025.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

We had cash and cash equivalents and restricted cash totaling $12,040,789 as of December 31, 2025. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs, and generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Aclarion, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aclarion, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 18, 2026

We have served as the Company’s auditor since 2023.

PCAOB ID 0457

Aclarion, Inc.

Balance Sheets

December 31, 2025 and 2024

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$12,015,789	$453,661
Restricted cash	25,000	10,000
Accounts receivable, net	29,680	18,326
Prepaid expense	316,235	183,560
Other current assets	10,000	158,732
Total current assets	12,396,704	824,279

Non-current assets:
Property and equipment, net	24,169	5,499
Intangible assets, net	1,251,531	1,293,705
Total non-current assets	1,275,700	1,299,204

Total assets	$13,672,404	$2,123,483

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$332,962	$531,603
Accrued and other liabilities	504,262	529,182
Warrant liability	63	11,869
Liability to issue equity	–	80,772
Total current liabilities	837,287	1,153,426

Total liabilities	837,287	1,153,426

Commitments and contingencies (see Note 11)

Stockholders' equity:
Series B preferred stock - $.00001 par value, 3,000 authorized 0 and 930 shares issued and outstanding (see Note 12)	–	*
Series C preferred stock - $.00001 par value, 1,000 authorized 0 and 874 shares issued and outstanding (see Note 12)	–	*
Common stock - $.00001 par value, 200,000,000 authorized 854,371 and 1,370 shares issued and outstanding (See Note 12)	9	*
Additional paid-in capital	71,331,048	52,232,368
Accumulated deficit	(58,495,940)	(51,262,311)
Total stockholders’ equity	12,835,117	970,057
Total liabilities and stockholders’ equity	$13,672,404	$2,123,483

*	Rounds to less than $1

The Accompanying Notes Are An Integral Part of These Financial Statements

Aclarion, Inc.

Statements of Operations

For the Years Ended December 31, 2025, and 2024

	Year Ended December 31,
	2025	2024
Revenue:
Revenue	$75,730	$45,724
Cost of revenue	68,902	84,658
Gross profit (loss)	6,828	(38,934)

Operating expenses:
Sales and marketing	1,900,598	976,554
Research and development	1,033,789	888,766
General and administrative	4,124,832	3,608,793
Total operating expenses	7,059,219	5,474,113

Loss from operations	(7,052,391)	(5,513,047)

Other income (expense):
Interest expense	–	(535,470)
Loss on exchange of debt	–	(1,073,317)
Gain on extinguishment of debt	73,272	6,058
Changes in fair value of warrant and derivative liabilities	11,806	335,033
Penalties and settlements	(672,625)	(212,453)
Interest income	411,061	318
Other, net	(4,752)	(49)
Total other expense	(181,238)	(1,479,880)

Loss before income taxes	$(7,233,629)	$(6,992,927)
Income tax provision	–	–
Net loss	$(7,233,629)	$(6,992,927)

Dividends on preferred stock	(6,683)	(59,675)
Net loss allocable to common stockholders	$(7,240,312)	$(7,052,602)
Net loss per share allocable to common stockholders	$(13.61)	$(7,478.90)
Weighted average shares of common stock outstanding, basic and diluted	532,036	943

The Accompanying Notes Are An Integral Part of These Financial Statements

Aclarion, Inc.

Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2025 and 2024

	Series B			Series C
	Preferred Stock			Preferred Stock			Common Stock			Paid-in	Accumulated
	Shares	Value		Shares	Value		Shares	Value		Capital	Deficit	Total
For the Year Ended December 31, 2024
Balance, December 31, 2023	–		$–	–		$–	91	$	*	$43,553,531	$(44,281,526)	$(727,995)
Share-based compensation	–		–	–		–	–		–	287,455	–	287,455
Issuance of common shares and warrants related to public offering	–		–	–		–	572		*	3,001,495	–	3,001,495
Issuance of common shares related to RegA+	–		–	–		–	202		*	451,953	–	451,953
Issuance of common shares - equity line of credit	–		–	–		–	166		*	1,754,032	–	1,754,032
Issuance of common shares - At-The-Market offering	–		–	–		–	178		*	288,312	–	288,312
Issuance of common shares - debt for equity exchange	930		*	–		–	71		*	1,771,606	–	1,771,606
Issuance of RegA+ warrants	–		–	–		–	–		–	77,283	–	77,283
Issuance of B-Series preferred stock - debt for equity exchange	–		–	–		–	–		–	930,052	–	930,052
Capitalization of B-Series preferred stock dividends	–		–	–		–	–		–	(12,142)	12,142	–
Issuance of C-Series preferred stock	–		–	1,000		*	–		–	602,900	–	602,900
Issuance of C-Series warrants	–		–	–		–	–		–	397,100	–	397,100
Conversion of C-series preferred to common stock	–		–	(126)		–	82		*	–	–	*
Issuance of commitment shares - note financing	–		–	–		–	1		*	33,297	–	33,297
Commitment share forward element - equity line	–		–	–		–	–		–	187,453	–	187,453
Preferred stock issuance costs	–		–	–		–	–		–	(140,800)	–	(140,800)
Common stock issuance costs	–		–	–		–	–		–	(951,161)	–	(951,161)
Issuance of common shares related to restricted stock units	–		–	–		–	2		*	*	–	*
Cashless exercise of pre-funded warrants	–		–	–		–	*		*	*	–	*
Round-up conversion related to reverse stock splits	–		–	–		–	5		*	2	–	2
Net loss	–		–	–		–	–		–	–	(6,992,927)	(6,992,927)
Balance, December 31, 2024	930	$	*	874	$	*	1,370	$	*	$52,232,368	$(51,262,311)	$970,057

For the Year Ended December 31, 2025
Balance, December 31, 2024	930		$–	874	$	*	1,370	$	*	$52,232,368	$(51,262,311)	$970,057
Share-based compensation	–		–	–			–		–	105,368	–	105,368
Registered direct offerings of common stock	–		–	–		–	83,144		1	5,702,967	–	5,702,967
Public offering of common stock and warrants	–		–	–		–	16,048		*	14,554,544	–	14,554,544
Common stock issuance costs	–		–	–		–	–		–	(2,408,087)	–	(2,408,087)
Redemption of Series B preferred stock	(930)		–	–		–	–		–	(1,213,590)	–	(1,213,590)
Conversion of C-series preferred stock to common stock	–		–	(874)		–	687		*	–	–	*
Exercise of C-series warrants	–		–	–		–	629		*	336,441	–	336,441
Proceeds from direct offering of prefunded warrants	–		–	–		–	208,000		2	1,972,955	–	1,972,957
Warrant amendment	–		–	–		–	–		–	48,087	–	48,087
Alternative cashless exercise of B warrants	–		–	–		–	544,299		5	(5)	–	–
Round-up conversion related to reverse stock splits	–		–	–		–	194		*	–	–	*
Net loss	–		–	–		–	–		–	–	(7,233,629)	(7,233,629)
Balance, December 31, 2025	–		$–	–		$–	854,371		$9	$71,331,048	$(58,495,940)	$12,835,117

*	Rounds to less than one share or $1

The Accompanying Notes Are An Integral Part of These Financial Statements

Aclarion, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2025, and 2024

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,233,629)	$(6,992,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227,406	193,139
Share-based compensation	105,368	287,455
Amendment of warrants	48,087	–
Non-cash settlements	58,272	–
Loss on exchange of debt	–	1,073,317
Loss on extinguishment of debt	–	111,928
Amortization of deferred issuance costs	–	471,387
Change in fair value related to warrants and derivative	(11,806)	(335,033)
Non-cash interest related to bridge funding	–	58,002
Non-cash expenses related to equity line agreement	–	425,367
Change in operating assets and liabilities
Accounts receivable	(11,354)	7,271
Prepaids and other current assets	16,057	(287,663)
Accounts payable	(198,641)	(156,403)
Accrued and other liabilities	(163,964)	(127,449)
Net cash used in operating activities	(7,164,204)	(5,271,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets – Patents	(182,374)	(316,822)
Fixed assets	(21,528)	(5,115)
Net cash used in investing activities	(203,902)	(321,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Public offering of common stock and warrants	14,554,545	3,001,495
Registered direct offerings of common stock	5,702,968	–
Proceeds from direct offering of prefunded warrants	1,972,957	–
Proceeds from sale of preferred stock	–	1,000,000
Proceeds from sale of common stock and warrants, ATM	–	288,294
Common stock cash issuance costs	(2,408,087)	(788,099)
Exercise of Series C warrants	336,441	–
Redemption of Series B Preferred stock	(1,213,590)	–
Proceeds from common stock and warrant RegA+ offering	–	529,254
Proceeds from equity line	–	1,754,032
Repayment of promissory notes	–	(300,973)
Equity line cash issuance costs	–	(367,865)
Preferred stock cash issuance costs	–	(90,000)
Net cash provided by financing activities	18,945,234	5,026,138

Net increase (decrease) in cash and cash equivalents	11,577,128	(567,408)
Cash, cash equivalents and restricted cash, beginning of period	463,661	1,031,069
Cash, cash equivalents and restricted cash, end of period	$12,040,789	$463,661

Cash paid for interest	$–	$13,072
Cash paid for income taxes	$1,691	$–

Non-cash activities
Capitalization of Series B preferred stock dividends	$5,425	$–
Capitalization of Series C preferred stock dividends	$1,258	$–
Conversion of Series C preferred stock to common stock	$548,534	$–
Cashless exercise of B warrants to common stock	$9,539,081	$–
Dividends accrued on preferred shares	$–	$59,675
Exchange of indebtedness for common shares	$–	$1,771,606
Exchange of indebtedness for preferred shares	$–	$930,052
Conversion of preferred stock to common stock	$–	$129,999
Issuance of common shares related to restricted stock units	$–	$216,597
Issuance of commitment shares related to bridge funding	$–	$33,297

The Accompanying Notes Are An Integral Part of These Financial Statements

Aclarion, Inc.

Notes to Financial Statements

For the Year Ended December 31, 2025

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements include all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from those estimates.

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

Unless described otherwise, all references to common stock, share data, per share data and related information contained in these financial statements have been retrospectively adjusted to reflect the effect of the stock splits for all periods presented. In addition, any fractional shares that would otherwise be issued as a result of the stock splits were rounded to the nearest whole share. Further, the number of shares issuable and exercise prices of stock options and warrants have been retrospectively adjusted in these financial statements for all periods presented to reflect the 2025 Stock Splits.

The following tables present selected share information reflecting on a retroactive basis the 2024 and 2025 reverse stock splits as of and for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Common shares issued and outstanding - pre-2025 splits, 7,727,785,695 and 12,389,989 shares	77,278	124
Common shares issued and outstanding - post-2025 splits, 854,371 and 1,370 shares	9	*
Additional paid-in capital - pre-2025 splits	$71,253,770	$52,232,244
Additional paid-in capital - post-2025 splits	$71,331,048	$52,232,368

*	Rounds to less than 1 share

	December 31,
	2025	2024
Weighted average shares outstanding, basic and diluted - pre-2025 splits	4,812,269,243	8,527,977
Weighted average shares outstanding, basic and diluted - post-2025 splits	532,036	943
Basic and diluted net loss per shares attributable to common stockholders - pre-2025 splits	$(0.00)	$(0.83)
Basic and diluted net loss per shares attributable to common stockholders - post-2025 splits	$(13.61)	$(7,478.90)

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

The carrying values of the Company’s financial instruments including cash equivalents, restricted cash, accounts receivable, and accounts payable are approximately equal to their respective fair values due to the relatively short-term nature of these instruments. The Company’s warrant liabilities are estimated using level 3 inputs (see Note 3).

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had $273,290 cash deposits and $11,767,499 of cash equivalents at December 31, 2025. The Company had $463,661 of cash deposits and $0 cash equivalents at December 31, 2024.

The Company maintains cash deposits and cash equivalents at three financial institutions, which are insured by the FDIC up to $250,000. The Company’s cash balance may at times exceed these limits. On December 31, 2025 and 2024, the Company had $11,540,789 and $167,899, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of December 31, 2025, $25,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank

Accounts Receivable, Less Allowance for Credit Losses

The Company estimates an allowance for credit losses based upon an evaluation of the current status of receivables, historical experience, and other factors, as necessary. It is reasonably possible that the Company’s estimate of the allowance for credit losses will change. The allowance for credit losses was $6,241 and $0 on December 31, 2025 and 2024, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in determining revenue recognition:

Step 1 – Identify The Contract With A Customer – A contract exists when there is legally enforceable agreement between the Company and the customer that defines each party’s rights regarding the Nociscan report to be transferred and the payment terms, and collection of consideration is probable.

Step 2 – Identify The Performance Obligations In The Contract – The Company contracts with customers contain a single performance obligation: the delivery of a Nociscan report. The Company does not provide ongoing services, post-delivery support, licensing arrangements, or other performance obligations after the report has been delivered.

Step 3 – Determine The Transaction Price – The transaction price is the negotiated consideration specified in the contract for the Nociscan report. Customers do not pay upfront fees, licensing fees, or other additional amounts. To date, the Company’s reports are generally not reimbursable under third-party arrangements, with the exception of three private health insurance providers in the United Kingdom.

Step 4 – Allocate The Transaction Price To The Performance Obligations – As each contract contains a single performance obligation, the entire transaction price is allocated to the delivery of the Nociscan report.

Step 5 – Recognize Revenue When (Or As) The Entity Satisfies A Performance Obligations – Revenue is recognized at a point in time when control of the Nociscan report is transferred to the customer, which occurs upon delivery of the report. At that time, the company has fulfilled its performance obligation and has no further obligations to the customer. The Company invoices customers in accordance with the billing schedules set forth in its sales arrangements. Payment terms generally range from 30 to 90 days from the invoice date.

Geographic Locations & Segments

Approximately 74% and 35% of the Company’s revenues were generated from contracts with customers outside the United States during the years ended December 31, 2025, and 2024, respectively. All invoices are billed in the currency of the customers and are recorded in US Dollars at the then spot rate, which automatically is converted to dollars upon receipt and deposited in the Company’s bank. Differences between the amounts received and the amounts initially recorded are reflected in Other Income (Expense).

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

The Company operates and reports in one segment (“Nociscan segment”) related to the delivery of Nociscan reports. The Company generates revenues, earnings, net income (loss), and cash flows through the single segment by collecting fees from our clients for providing Nociscan reports.

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

General and Administrative

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

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents and restricted cash of $12,040,789. Subsequent to December 31, 2025, the Company raised additional capital through a registered direct offering (refer to Note 16 – Subsequent Events to our financial statements). We believe our current cash and cash equivalents and restricted cash will fund our operating expenses and capital expenditure requirements through the first quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity And Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the commercialization or further development of our SaaS platform.

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

During the year ended December 31, 2025, upon the completion of the two registered direct offerings and one public offering, approximately $2.4 million of offering costs were reclassified to additional paid-in capital ($1.6 million deducted from proceeds, and $0.9 million paid or accrued).

During the year ended December 31, 2024, the Company raised aggregate gross proceeds of $6.6 through a combination of an equity line, at-the-market offerings, Regulation A+ offerings, and a follow-on public offering. Approximately $1.1 million of offering costs were reclassified to additional paid-in capital in connection with these financings..

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2025 and 2024, the Company had deferred tax assets related to certain net operating losses. A valuation allowance was established against these deferred tax assets at their full amount, resulting in a zero balance of deferred tax assets on the balance sheets as of December 31, 2025 and 2024.

NOTE 3. FAIR VALUE MEASUREMENTS

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants, certain embedded redemption features associated with the senior note to Aclarion, Inc. on a recurring basis to determine the fair value of the liability.

	Fair value measured as of December 31, 2025
	Fair value on	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$63	$–	$–	$63

	Fair value measured as of December 31, 2024
	Fair value on	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$11,869	$–	$–	$11,869

There were no transfers between Level 1, 2, and 3 during the years ended December 31, 2025 and 2024.

The following tables present changes in Level 3 liabilities measures at fair value for the years ended December 31, 2025 and 2024. Both observable and unobservable inputs were used to determine the fair value positions that the Company has classified within the Level 3 category.

	Warrant Liability	Liability to Issue Commitment Shares	Total
Balance - January 1, 2025	$11,869	$80,772	$92,641
Change in fair value	(11,806)	(80,772)	(92,578)
Balance - December 31, 2025	$63	$–	$63

	Warrant Liability	Liability to Issue Commitment Shares	Total
Balance - January 1, 2024	$289,165	$121,326	$410,491
Additional commitment shares liability	–	17,183	17,183
Change in fair value	(277,296)	(57,737)	(335,033)
Balance - December 31, 2024	$11,869	$80,772	$92,641

The fair value of the warrants to purchase shares of common stock was estimated using the following assumptions:

	As of Issuance Warrant Liability	As of December 31, 2025 Warrant Liability (1)	As of December 31, 2024 Warrant Liability (2)
Strike Price	$10.02	$–		$0.29
Contractual term (years)	5.0	–		5.0
Volatility (annual)	80.0%	–		120.0%
Risk-free rate	3.5%	–		4.29%
Floor Financing price	$8.00	$–	$	n/a

(1)	The warrant liability as of December 31, 2025 was measured at fair value based on the Company’s closing market price of $4.60 per share as of that date, applied to the number of warrant shares outstanding.
(2)	The warrant liability as of December 31, 2024 was measured at fair value using a Monte Carlo simulation model.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires the Company to disaggregate its income taxes paid disclosure by federal taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 is effective for the Company for the year ending December 31, 2025. The guidance allows for adoption using either prospective or retrospective transition method. The Company adopted ASU 2023-09 effective December 31, 2025 on a retrospective basis. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows, as the guidance affects disclosures only.

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

Accounting Pronouncements Not Yet Effective

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

In 2025, the FASB issued ASU 2025-12, “Codification Improvements”, which includes technical corrections and clarifications to various topics in the Accounting Standards Codification. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which clarifies certain interim reporting requirements. The guidance is effective for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this guidance on its interim financial statement disclosures.

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

NOTE 6. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Accounts Receivable, Net

	December 31, 2025	December 31, 2024
Accounts receivable (1)	$35,921	$18,326
Less: Allowance for doubtful accounts	(6,241)	–
Accounts receivable, net	$29,680	$18,326

(1)	Accounts receivable denominated in foreign currencies in the years ended 2025 and 2024 represent 66% and 11%, respectively.

Prepaids Expenses

	December 31, 2025	December 31, 2024
Prepaid D&O Insurance	$121,458	$96,578
Prepaid Health Insurance	23,682	16,715
Prepaid Other Insurance	16,947	15,592
Prepaid Clinical	27,328	26,428
Prepaid Annual Fees	24,632	24,079
Prepaid Royalties	54,167	–
Prepaid Consulting	6,700	–
Prepaid - other	41,321	4,168
	$316,235	$183,560

Other Current Assets

	December 31, 2025	December 31, 2024
Short term deposits	$10,000	$39,002
Deferred offering costs	–	119,730
	$10,000	$158,732

Accounts Payable

	December 31, 2025	December 31, 2024
Accounts payable	$324,470	$525,582
Credit cards payable	8,492	6,021
	$332,962	$531,603

Accrued And Other Liabilities

	December 31, 2025	December 31, 2024
Accrued bonus	$393,361	$404,228
Accrued audit and legal expenses	10,000	33,006
Accrued board compensation	66,250	46,250
Investment banking and related fees	–	15,000
Other accrued expenses and liabilities	34,651	30,698
	$504,262	$529,182

NOTE 7. LEASES

The Company had no office lease for the years ended December 31, 2025 and 2024.

NOTE 8. PROPERTY, PLANT, AND EQUIPMENT

The Company’s property and equipment are as follows:

	December 31, 2025	December 31, 2024
Computer and office equipment	25,930	18,147
Software	–	42,150
	25,930	60,297
Less: Accumulated depreciation	(1,761)	(54,798)
Property and equipment, net	$24,169	$5,499

Depreciation expense related to property and equipment were $2,858 and $1,399 for the years ended December 31, 2025, and 2024, respectively.

Future depreciation and amortization of property, equipment, and software is as follows:

2026	$5,186
2027	5,186
2028	5,186
2029	5,186
2030	3,425
Total	$24,169

NOTE 9. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	December 31, 2025	December 31, 2024
Patents and licenses	$2,766,447	$2,584,072
Other	5,017	5,017
	2,771,464	2,589,089
Less: accumulated amortization	(1,519,933)	(1,295,384)
Intangible assets, net	$1,251,531	$1,293,705

Amortization expense related to purchased intangible assets was $224,548 and $191,739 for the years ended December 31, 2025 and 2024, respectively.

UC royalties are paid annually, amortized over twelve months, and charged to cost of revenue.

Patents and trademarks are reviewed at least annually for impairment. No impairment was recorded through December 31, 2025, and 2024, respectively.

Future amortization of intangible assets is as follows:

2026	$236,690
2027	236,690
2028	236,690
2029	236,690
2023	236,690
Thereafter	68,082
Total	$1,251,531

NOTE 10. SHORT TERM NOTES AND CONVERTIBLE DEBT

As of December 31, 2025 and 2024, there were no short-term notes or convertible debts outstanding.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% (subject to reduction to a minimum of 2% of net sales, in the event the Company pays a royalty on revenues to a third party) of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company elects. The licensed patents that are currently issued expire between 2026 and 2037, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $50,000 for each of the years ended December 31, 2025, and 2024.

Litigation

From time to time, we are involved in various disputes, claims, suits, investigations, and legal proceedings arising in the ordinary course of business. We believe that the resolution of current pending legal matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows. If any legal proceeding occurs, the Company would record a provision for a loss when it believes that it is both probable that a loss has been incurred, and the amount can be reasonably estimated.

During the year ended December 31, 2025, the Company paid $687,500 to settle a dispute related to the “fee tail” provision under a previously executed investment banking agreement.

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

As of December 31, 2025, substantially all of the Company’s outstanding Pre-funded Warrants issued in connection with the 2024 public offering have been exercised. As a result, a de minimis number of Pre-funded Warrants remain outstanding.

Subscription Agreements

On August 12, 2024, the Company entered into a subscription agreement with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor 400,000 shares (equivalent to 44 shares following the 2025 Stock Splits) of common stock of the Company at a price of $0.29 per share (equivalent to $2,623.05 following the 2025 Stock Splits) for gross proceeds to the Company of $116,000. The shares were not placed through the efforts of a placement agent, and no fees or commissions were paid on the transaction.

On August 15, 2024, the Company entered into a subscription agreement with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor 425,000 shares (equivalent to 47 shares following the 2025 Stock Splits) of common stock of the Company at a price of $0.29 per share (equivalent to $2,623.05 following the 2025 Stock Splits) for gross proceeds to the Company of $116,000. The shares were not placed through the efforts of a placement agent, and no fees or commissions were paid on the transaction.

On August 27, 2024, the Company entered into a subscription agreement with certain accredited investors to which the Company agreed to issue and sell to the investors 1,000,000 shares of common stock (equivalent to 111 shares following the 2025 Stock Splits) at a price of $0.29 per share (equivalent to $2,623.05 following the 2025 Stock Splits) for gross proceeds of $290,000. The Shares were offered at-the-market under NASDAQ rules and pursuant to the Company’s Form 1-A initially filed on June 11, 2024 and qualified on June 24, 2024.

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

White Lion Equity Line Agreement

The Company had an equity line common stock purchase agreement (the “Equity Line Purchase Agreement”) with White Lion Capital, LLC (“White Lion”) since 2023. Pursuant to the Equity Line Purchase Agreement, during the year ended December 31, 2024, the Company issued to White Lion 1,502,343 common shares (166 shares post-2025 Stock Splits) for total proceeds of $1,754,032. Since the initiation of the Equity Line Purchase Agreement and through December 31, 2024, the Company had issued 1,800,000 shares (199 shares post-2025 Stock Splits) to White Lion for total proceeds of $3,216,981.

Pursuant to the Equity Line Agreement, the Company had the right, but not the obligation to require White Lion to purchase, from time to time, up to $10,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Equity Line Purchase Agreement.

As of December 31, 2025, the Company’s commitment period under the equity line common stock purchase agreement with White Lion had expired.

Ascendiant Capital Markets, LLC Sales Agreement

On September 24, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, (“Ascendiant”) as sales agent, to sell shares of its common stock, par value $0.00001 per share, having an aggregate offering price of up to $10 million from time to time, through an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The aggregate market value of shares of the Company’s common stock eligible for sale under the Sales Agreement was subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such restriction. The Company was not obligated to make any sales of shares of common stock under the Sales Agreement. The Company and Ascendiant each had the right, in their sole discretion, to terminate the Sales Agreement pursuant to the terms and subject to the conditions set forth in the Sales Agreement.

The Company was required to pay Ascendiant a commission of up to 3.0% of the gross proceeds from the sales of its common stock sold through Ascendiant under the Sales Agreement. The Company also reimbursed Ascendiant for certain expenses incurred in connection with the Sales Agreement.

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

2025 Registered Direct Public Offerings

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

As of December 31, 2025, 28,000 Pre-funded Warrants issued in connection with the direct offering remained unexercised, all of which were subsequently exercised on January 8, 2026.

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

Approval of A and B Warrant Shares

On March 5, 2025, the Company convened a Special Meeting of Stockholders. Stockholders approved the full issuance of shares of common stock issuable by the Company upon exercise of the Series A Common Warrants and the Series B Common Warrants. Following March 5, 2025, holders of Series B warrants have exercised substantially all of our outstanding Series B warrants using the alternative cashless exercise (“ACE”) feature included in those warrants. The Company has issued approximately 14.7 million common shares (544 thousand shares adjusted for the Second 2025 Stock Split) in such Series B warrant exercises. No Series A warrants have been exercised as of December 31, 2025.

Warrants

The following table summarizes the Company’s outstanding warrants as of December 31, 2025. The warrants and related strike prices have been adjusted to reflect the 2025 Stock Splits:

Issue Date	Strike Price	Number Outstanding	Expiration
April 21, 2022 (1)	$629,532	17	April 21, 2027
April 21, 2022	$787,277	1	April 26, 2027
April 21, 2022	$629,532	3	April 21, 2027
May 16, 2023	$2,623	9	May 16, 2028
November 21, 2023	$2,623	5	November 21, 2028
November 21, 2023	$1	1	November 21, 2028
February 27, 2024	$5,246	1,144	February 27, 2029
August 27, 2024	$250	22	August 27, 2029
August 27, 2024	$181	221	September 5, 2027
January 16, 2025 (2)	$181	18,242	March 5, 2030
January 16, 2025 (3)	$181	45	September 5, 2027
October 14, 2025 (4)	$.00001	28,000	Do Not Expire

___________

(1)	These warrants were issued as part of the Company’s initial public offering completed April 2022, and trade on Nasdaq under the ticker symbol “ACONW.”
(2)	These Series A warrants were issued as part of the Company’s public offering completed January 16, 2025
(3)	These Series B warrants were issued as part of the Company’s public offering completed January 16, 2025
(4)	These Pre-Funded warrants were issued as part of the Company's public offering completed October 14, 2025

NOTE 13. NET LOSS PER SHARE OF COMMON STOCK

On January 3, 2024, the Company effected a 1:16 reverse stock split of the Company’s common stock (the “2024 Stock Split”) which resulted in a reduction in the number of outstanding shares of common stock, warrants, stock options and restricted share units and a proportionate increase in the value of each share or strike price of the warrants and stock options.

On January 29, 2025, the Company effected a reverse stock split at a ratio of 1:335 which resulted in a reduction in the number of outstanding shares of common stock, warrants, stock options and restricted share units and a proportionate increase in the value of each share or strike price of the warrants and stock options.

On March 27, 2025, the Company effected a reverse stock split at a ratio of 1:27 which resulted in a reduction in the number of outstanding shares of common stock, warrants, stock options and restricted share units and a proportionate increase in the value of each share or strike price of the warrants and stock options.

The retrospective effect of the reverse stock splits has been incorporated on a retrospective basis in the tabular disclosures of loss per share and weighted average outstanding shares for the fiscal years 2025 and 2024 herein.

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

A post-2025 Stock Splits reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	December 31,
	2025	2024
Numerator:
Net loss allocable to common stockholders used to compute basic and diluted loss per common share	$(7,240,312)	$(7,052,602)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	532,036	943

The following outstanding potentially dilutive securities were excluded from the calculation of dilutive loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	December 31,
	2025	2024
Preferred stock (as-converted)	–	386
Warrants and Pre-funded Warrants	57,293	1,312
Restricted stock units	–	1
Stock options	5,685	19
	62,978	1,718

NOTE 14. STOCK-BASED COMPENSATION

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

At the Annual Meeting of Stockholders held December 31, 2024, stockholders approved an amendment to the 2022 Plan to increase the number of shares reserved for issuance by 1,500,000 (166 post-2025 Stock Splits), thereby increasing the number of shares issuable under the 2022 Plan from 195,695 (23 post-2025 Stock Splits) to 1,695,695 (189 post-2025 Stock Splits).

As of the year ended December 31, 2024 the aggregate number of our shares of common stock that may be issued or used for reference purposes under the 2022 Plan was 1,695,695 (188 post-2025 Stock Splits). On January 1, 2025, the 2022 Plan had an automatic increase of 617,973 (68 post-2025 Stock Split) shares which was 5% of the total number of shares of Capital Stock outstanding on December 31, 2024. As of December 31, 2025, the 2022 plan has 2,313,668 (25 post-2025 Stock Splits) shares available for grant.

Options granted under the 2022 Plan may be incentive stock options or non-statutory stock options, as determined by the administrator at the time of grant of an option. Restricted stock may also be granted under the 2022 Plan. The options vest in accordance with the grant terms and are exercisable for a period of up to 10 years from grant date.

No stock options were granted under the 2022 Plan during years ended December 31, 2025 and 2024.

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

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A summary of option activity under the Company’s 2015 and 2022 incentive plans are as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Balance at December 31, 2024	19	$277,881	6.2
Options granted	–	–	–
Options exercised	–	–	–
Options forfeited/expired	–	–	–
Balance at December 31, 2025	19	$277,881	5.2

Exercisable at December 31, 2024	18	$277,722	6.2
Exercisable at December 31, 2025	19	$277,722	5.2

The aggregate intrinsic value of options outstanding at December 31, 2025 is $0. The aggregate intrinsic value of vested and exercisable options at December 31, 2025 is $0.

As of December 31, 2025, there was approximately $68,932 of total unrecognized compensation cost related to non-vested stock options.

Restricted Stock Units

No restricted stock units were granted during the years ended December 31, 2025 and 2024. Accordingly, there was no share-based compensation expense related to RSUs recognized during the years ended December 31, 2025 and 2024.

There were no RSUs outstanding as of December 31, 2025 and 2024.

As of December 31, 2025, there was no unrecognized compensation cost related to non-vested RSUs.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Ended December 31,
	2025	2024

Sales and marketing	$–	$57,824
Research and development	–	6,081
General and administrative	105,368	223,550
	$105,368	$287,455

NOTE 15. INCOME TAXES

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

A reconciliation of the federal income tax rates to the Company’s effective tax rates for the years ended December 31, 2025 and 2024 consist of the following:

	2025	%	2024	%
U.S. federal statutory rate	$1,519,062	21.0%	$1,465,256	21.0%
Effects of:
State taxes, net of federal benefit	79,570	1.1%	362,825	5.2%
Stock based compensation	(14,467)	(0.2)%	(20,932)	(0.3)%
Permanent differences	(238,710)	(3.3)%	(167,458)	(2.4)%
Tax return to provision adjustment	(180,841)	(4.2)%	(286,074)	(4.1)%
Other	(301,614)	(2.5)%	(100,618)	(1.4)%
Change in valuation allowance	(863,000)	(11.9)%	(1,253,000)	(18.0)%
Effective rate	–	– %	–	– %

Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are summarized below:

	2025	2024
Deferred tax asset:
Net operating losses	$11,317,000	$10,435,000
Stock based compensation	513,000	532,000
Total deferred tax asset	11,830,000	10,967,000
Less valuation allowance	(11,830,000)	(10,967,000)
Net deferred income tax liability	$–	$–

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance of $11,830,000 required as of December 31, 2025, as the Company determined it is more likely than not the deferred tax assets will not be realized. Our net deferred tax asset and valuation allowance increased by $863,000 for the year ended December 31, 2025. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company files income tax returns in the U.S., Colorado, and California jurisdictions and is subject to examination by the various taxing authorities.

NOTE 16. SUBSEQUENT EVENTS

January 2026 Registered Direct Public Offering

On January 9, 2026, the Company completed a registered direct public offering of (i) 200,000 shares of the Company’s common stock, and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 1,800,000 shares of common stock, at an offering price of $5.18 per share. The purchase price of each Pre-funded Warrant was $5.17999, which represents the offering price per share of common stock, minus the exercise price of $.00001 per share.

The Pre-funded Warrants are immediately exercisable. A holder of Pre-funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than either 4.99% or 9.99% of the number of shares of the common stock outstanding immediately after giving effect to such exercise. A holder of Pre-funded Warrants may increase or decrease this percentage not in excess of 9.99% by providing at least 61 days’ prior notice to the Company.

The aggregate gross proceeds to the Company from this offering were approximately $10.4 million, before deducting placement agent fees of 6% of the aggregate gross proceeds and other offering expenses payable by the Company. The Company intends to use the net proceeds from this offering to fund market development and clinical evidence activities, The Clarity Trial, product development and quality initiatives, general and administrative support, and other general corporate purposes.

As of March 17, 2026, 1,200,000 Pre-funded Warrants have been exercised, and 600,000 Pre-funded Warrants remain unexercised and outstanding.

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

Annual Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As previously disclosed, management had identified material weaknesses related to limited segregation of duties and insufficient accounting resources to address complex accounting transactions. During fiscal 2025, management implemented remediation measures, including the engagement of external advisory firms to enhance segregation of duties, strengthen oversight of transactions and financial reporting, and provide technical accounting expertise. These additional resources have improved review controls, oversight of financial reporting processes, and accounting for more complex transactions.

In addition, we hired a new Chief Financial Officer who is a Certified Public Accountant with over 20 years of experience serving as a chief financial officer of publicly traded companies. The addition of this experienced financial leadership has strengthened the design, implementation, and oversight of our internal control environment.

Management believes that these remediation efforts have addressed the previously identified material weaknesses. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding management’s assessment of our internal control over financial reporting pursuant to temporary rules of the SEC.

Changes in Internal Control Over Financial Reporting

During fiscal 2025, we implemented changes in our internal control over financial reporting to remediate previously identified material weaknesses related to limited segregation of duties and insufficient accounting resources to address complex accounting transactions. These changes included the engagement of external advisory firms to enhance segregation of duties, strengthen oversight of transactions and financial reporting, and provide technical accounting expertise.

In addition, we expanded our accounting and finance function and hired a new Chief Financial Officer who is a Certified Public Accountant with over 20 years of experience serving as a chief financial officer of publicly traded companies. These actions were designed to strengthen our control environment, improve segregation of duties, enhance technical accounting capabilities, and improve management oversight of our financial reporting processes.

The remediation measures described above materially affected our internal control over financial reporting and were completed during the year ended December 31, 2025. Other than these remediation activities, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Plans

During the period ended December 31, 2025, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

2026 Annual Meeting of Stockholders

The Company has established Thursday, June 4, 2026 as the date of the Company's 2026 Annual Meeting of Stockholders (the "2026 Annual Meeting") The record date for the determination of stockholders of the Company entitled to receive notice of and to vote at the 2026 Annual Meeting shall be the close of business on Friday, April 10, 2026. The exact time and location of the 2026 Annual Meeting will be specified in the Company's proxy statement for the 2026 Annual Meeting, and it is expected to be a virtual meeting.

Because the date of the 2026 Annual Meeting differs by more than thirty (30) days from the anniversary date of the 2025 Annual Meeting of Stockholders (the "2025 Annual Meeting"), the Company is setting a deadline for receipt of stockholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that is a reasonable time before the Company expects to begin to print and send its proxy materials for the 2026 Annual Meeting. In order to be considered for inclusion in the Company's proxy statement and proxy card for the 2026 Annual Meeting, any proposal submitted by a stockholder must be delivered to, or mailed to and received by, the Company's Secretary at the Company's principal executive offices at 8181 Arista Place, Suite 100, Broomfield, Colorado 80021 on or before Saturday, March 28, 2026. Such proposals must comply with the rules of the Securities and Exchange Commission (including the other requirements of Rule 14a-8), and may be omitted if not in compliance with applicable requirements.

In addition, pursuant to the Company’s bylaws, any director nominee or proposal for consideration at the 2026 Annual Meeting submitted by a stockholder other than pursuant to Rule 14a-8 will be considered timely if such proposal or director nomination is received by the Corporate Secretary of the Company at its principal executive offices no later than Saturday, March 28, 2026, which is 10 days after the day on which the date of the 2026 Annual Meeting was first disclosed by the Company. Any such proposal or nomination must meet the requirements set forth in the Company’s bylaws.

Additionally, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice that sets forth the information required by the Company’s bylaws and Rule 14a-19 under the Exchange Act no later than Monday, April 6, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

Set forth below are the names, ages and positions of our executive officers and directors as of March 18, 2026.

Name	Age	Position(s) Held	Served as a Director and/or Officer Since
Executive Officers
Jeff Thramann, M.D.	61	Executive Chairman and Director	2020
Brent Ness	59	Chief Executive Officer, President and Director	2021
Gregory Gould	59	Chief Financial Officer	2025
Ryan Bond	54	Chief Strategy Officer	2021

Non-Employee Directors
Scott Breidbart, M.D.	70	Director	2022
Steve Deitsch	54	Director	2022
David Neal	54	Director	2016
William Wesemann	69	Director	2016
Amanda Williams	48	Director	2022

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

Mr. Ness currently serves as an advisor to Mighty Oak Medical. Mr. Ness has a Bachelor’s Degree in Marketing from the University of North Dakota and an MBA from the University of Colorado.

Gregory Gould, Chief Financial Officer: Mr. Gould became our Chief Financial Officer in September 2025. He is a seasoned public company finance executive with more than 20 years of experience serving as Chief Financial Officer for publicly traded and privately held companies in the biopharmaceutical, medical device and national wellness sectors. Mr. Gould brings extensive expertise in public company governance, SEC reporting, capital markets transactions, internal control over financial reporting, and financial operations. He is a Certified Public Accountant with significant experience building and leading accounting organizations, strengthening internal controls, and developing scalable financial reporting infrastructures to support growth. From January 2023 until September 2025, Mr. Gould served as Chief Financial Officer of Nanos Health LLC, a pre-revenue pharmaceutical company focused on advancing drug delivery solutions through nanotechnology. From June 2022 to December 2022, he served as Chief Financial Officer of Charlotte’s Web Holdings, Inc. (TSX: CWEB; OTCQB: CWBHF), a publicly traded leader in hemp extract and botanical-based wellness products. From July 2021 to June 2022, he served as Chief Financial Officer of AJNA Biosciences PBC, a privately held botanical drug development company. From October 2018 to July 2021, Mr. Gould served as Chief Financial Officer and Chief Administrative Officer of NewAge, Inc. (NASDAQ: NBEV), where he oversaw SEC reporting, financial planning and analysis, treasury, internal controls, and administrative functions. Following his departure, NewAge filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on August 30, 2022. Earlier in his career, Mr. Gould served as Chief Financial Officer of several publicly traded healthcare and life sciences companies, including SeraCare Life Sciences, Atrix Laboratories, and Colorado MedTech. In these roles, he led SEC reporting and public company compliance, capital raising activities, and strategic transactions, including the successful sale of SeraCare Life Sciences, Atrix Laboratories, and Colorado MedTech to strategic acquirors, delivering value to shareholders. He also previously served as Chief Financial Officer of Aytu BioPharma, Ampio Pharmaceuticals and Evolve Biologics (a division of Therapure Biopharma). Mr. Gould serves as a member of the Board of Trustees of Cook Media Global, a multinational Christian publishing and music company. He began his career as an auditor with Arthur Andersen LLP. Mr. Gould holds a Bachelor of Science degree in Business Administration from the University of Colorado at Boulder.

Ryan Bond, Chief Strategy Officer: Mr. Bond became our Chief Strategy Officer in September 2021, leading worldwide strategic initiatives and customer engagements. From December 2018 to August 2021, he has been our Vice President, Business Development, where he led business development, sales and marketing including a limited commercial launch of Aclarion’s cloud-based SaaS with early adopters in the US, EU, and UK. Mr. Bond coordinated multiple research trials sponsored by our customers, where Aclarion’s proprietary, adjunctive diagnostic technology is employed. Mr. Bond was instrumental in working with reimbursement consultants to gain Category III CPT Codes for Aclarion with assigned APC rates and advocating to CMS for the removal of a long-standing non-coverage policy for magnetic resonance spectroscopy (MRS, CPT Code 76390). From November 2014 to September 2018 Mr. Bond was Director, Healthcare Solutions at NuVasive, a company in the global spine market. While at NuVasive, he led several strategic initiatives involving strategic partnerships, channel development, pricing, contracting, and sales training. From 2005 to 2014, Mr. Bond was with Accelero Health Partners (“Accelero”), a consulting firm focused on musculoskeletal service line development using a combination of strategic organizational development programs and a proprietary cloud-based business intelligence tool that discretely measured a cadre of clinical, functional, operational, and volume-based metrics, while simultaneously illustrating the interrelated cause-effect of each. In 2006, Accelero was acquired by Zimmer Holdings. Mr. Bond serves on an Advisory Board with the Center for Entrepreneurship at Ohio University, where he earned a Bachelor’s of Science Degree in Engineering from the Russ College of Engineering and Technology.

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

Steve Deitsch, Director: Steve Deitsch is the Chief Financial Officer of OrganOx Ltd., a University of Oxford spinout and global leader in normothermic machine perfusion organ transplant technology, which was sold to Terumo Corporation in late 2025 for $1.5 billion. From September 2020 to April 2024, Mr. Deitsch served as Chief Financial Officer of Paragon 28 (formerly NYSE: FNA), a leading medical device company focused on foot and ankle surgical implants. From April 2017 to August 2019, he served as Chief Financial Officer of home healthcare leader BioScrip, Inc. (formerly NASDAQ: BIOS), which merged with Option Care Health, Inc. in 2019. Previously, Mr. Deitsch served as Chief Financial Officer of cybersecurity firm Coalfire, Inc. from 2015 to 2017 and Lanx, Inc., a spinal medical device company that was acquired by Biomet in 2013. Earlier in his career, he spent seven years in various senior financial leadership roles at Zimmer Holdings, Inc. (now part of Zimmer Biomet, Inc.) plus over seven years with Deloitte and Ernst & Young. Mr. Deitsch currently also serves as a director of Caristo Diagnostics Ltd., a privately held University of Oxford spinout and global leader in AI-powered cardiovascular disease detection. He holds a B.S. in Accounting from Ball State University and is a licensed CPA (inactive).

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

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed in 2025 by Section 16(a) under the Exchange Act.

Election of Officers

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Composition of the Board of Directors

Our board of directors currently consists of seven members. Five of our directors are independent within the meaning of the independent director guidelines of the Nasdaq Stock Market.

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

Our board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that all of our directors, except for Jeffrey Thramann and Brent Ness are “independent directors” as defined under the applicable rules and regulations of the Securities and Exchange Commission, or SEC, and the listing requirements and rules of Nasdaq. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

Stockholder Communications with the Board

Any stockholder or interested party who desires to contact our board, or specific members of our board, may do so electronically by sending an email to our CFO at the following address: ggould@aclarion.com. Alternatively, a stockholder may contact our board, or specific members of our board, by writing to: Aclarion, Inc., 8181 Arista Place, Suite 100, Broomfield, Colorado, 80021, Attn: CFO. All such communications will be initially received and processed by the office of our CFO. Communications concerning accounting, audit, internal accounting controls and other financial matters will be referred to the Chair of the Audit Committee. Other matters will be referred to the board, the non-employee directors or individual directors, as appropriate.

The board has instructed the CFO to review all communications received and to exercise his discretion not to forward to the board correspondence that is inappropriate such as business solicitations, frivolous communications and advertising, routine business matters and personal grievances. However, any director may at any time request the CFO to forward any and all communications received by the CFO but not forwarded to the directors.

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

Rule 10b5-1 Sales Plans

Our policy governing transactions in our securities by directors, officers, and employees permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. During 2025, none of our directors or executive officers had a Rule 10b5-1 in effect.

Number of Meetings

During 2025, the board held a total of nine meetings. Our Audit Committee held six meetings in 2025, our Compensation Committee held three meetings in 2025, and our Nominating and Governance Committee held two meetings. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the board committees on which he or she served during 2025.

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

Our board of directors approved the following compensation for our non-employee directors in 2025. Our non-employee directors receive annual cash compensation of (i) $25,000 for service on the board (ii) $15,000 for service as the Audit Committee and Nominating and Corporate Governance chair, and (iii) $5,000 for service on each board committee. All cash payments will be made quarterly in arrears, and pro-rated for any partial quarters of service.

For 2026, each non-employee director receives annual cash compensation of $35,000 for service on the Board of Directors. In addition, the Chair of the Audit Committee receives an annual fee of $25,000, the Chair of the Compensation Committee receives an annual fee of $20,000, and the Chair of the Nominating and Corporate Governance Committee receives an annual fee of $15,000. Non-employee directors serving as members (other than as chair) of a Board committee receive an additional annual fee of $5,000 for each committee on which they serve.

All cash fees are payable quarterly in arrears and are prorated for any partial quarter of service.

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Steve Deitsch	52,500	–	–	–	52,500
David Neal	30,000	–	–	–	30,000
William Wesemann	52,500	–	–	–	52,500
Amanda Williams	45,000	–	–	–	45,000
Scott Breidbart, M.D.	45,000	–	–	–	45,000

Item 11.	Executive Compensation

Executive Compensation Overview

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act.

This section provides an overview of the compensation awarded to, earned by, or paid to each individual (i) who served as our principal executive officer during our fiscal year 2025, (ii) our next three most highly compensated executive officers in respect of their service to our company for fiscal year 2025, and (iii) our former Chief Financial Officer. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2025, are:

•	Jeffrey Thramann, Executive Chairman;
•	Brent Ness, Chief Executive Officer;
•	Gregory Gould, Chief Financial Officer; (since September 2, 2025);
•	Ryan Bond, Chief Strategy Officer; and
•	John Lorbiecki, former Chief Financial Officer (until September 2, 2025).

Summary Compensation Table Year Ended December 31, 2025

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers during the two most recently completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)(2)	Stock Awards ($)	Option Awards ($)	All other Compensation ($)(3)	Total ($)
Jeff Thramann, Executive Director	2025	300,000	162,500	–	–	–	462,500
	2024	300,000	80,625	–	–	444	381,069

Brent Ness, Chief Executive Officer	2025	300,000	162,500	–	–	–	462,500
	2024	300,000	80,625	–	–	444	381,069

Gregory Gould, Chief Financial Officer	2025	87,500	32,902	–	6,173	–	126,575
	2024	–	–	–	–	–	0

Ryan Bond, Chief Strategy Officer	2025	200,000	54,167	–	–	–	254,167
	2024	200,000	26,875	–	–	–	226,875

John Lorbiecki, former Chief Financial Officer	2025	170,481	–	–	–	–	170,481
	2024	225,000	60,469	–	–	444	285,913

__________

(1) The 2025 bonus amounts reflect cash bonus amounts earned in the 2025 year (as determined and approved by our Compensation Committee in January 2026).

(2) The 2024 bonus amounts reflect cash bonus amounts earned in the 2024 year (as determined and approved by our Compensation Committee in January 2025).

(3) Colorado FAMLI tax paid by the Company on behalf of the employee.

(4) Mr. Gould has served as the CFO of the Company since September 2, 2025.

(5) Mr. Lorbiecki served as the CFO of the Company until September 2, 2025, and retired from the Company in October 2025.

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

Employment Agreements

Dr. Jeff Thramann

On June 15, 2021, we entered into an employment agreement with Dr. Jeff Thramann. The employment agreement was retroactively made effective to March 1, 2021. The employment agreement provides that Dr. Thramann will:

•	Receive a salary of $25,000 per month.;

•	Be appointed as Executive Director (an executive officer position with the Company), as an “at will” employee, until the date of the IPO, at which time he transitioned from Executive Director to Executive Chairman, an executive officer of the Company.

•	Be issued options (the “Thramann Options”) to purchase 1,204,819 shares (8 shares post-2024 Stock Split and 2025 Stock Splits) of common stock (the “Thramann Option Shares”) of the Company subject to the terms and conditions set forth in the Company’s equity incentive plan, at an exercise price of $1.94 per share ($280,756.80 post-2024 Stock Split and 2025 Stock Splits). The options have a 10-year term. The vesting of the Thramann Options occurred on the date of the IPO, April 21, 2022.

Brent Ness

On September 15, 2021, we entered into an Employment Agreement with Brent Ness. The employment agreement provides that Mr. Ness would:

•	Be appointed Chief Executive Officer of the Company.

•	Receive an annual base salary of $300,000, plus an additional $100,000 if the Company completes an initial public offering and its securities are listed for trading on Nasdaq or the NYSE.

•	Commencing in 2022, Mr. Ness will be eligible to receive, upon certain conditions, an annual incentive bonus up to 50% of Mr. Ness’ base salary

•	Mr. Ness’ employment agreement is terminable ‘at will’ by the Company. If the Company terminates Mr. Ness’ employment without cause or Mr. Ness terminates for good reason, he is entitled to receive twelve months of base salary, (ii) up to nine months of paid health insurance under COBRA, and (iii) any earned but unpaid bonus for a prior completed fiscal year.

•	Be issued options to purchase 341,365 shares (2 shares post-2024 Stock Split and 2025 Stock Splits) of common stock of the Company, subject to the terms and conditions set forth in the Company’s equity incentive plan, at an exercise price of $1.94 ($280,756.80 post-2024 Stock Split and 2025 Stock Splits) per share. The stock options have a 10-year term. The stock options will vest in 48 equal installments on each monthly anniversary of the date of grant, such that the grant will become fully vested and exercisable on the four-year anniversary of the date of grant.

Gregory Gould

On September 1, 2025, we entered into an Employment Agreement with Gregory Gould. The employment agreement provides that Mr. Gould would:

•	Be appointed Chief Financial Officer of the Company as an “at will” employee.

•	Receive an annual base salary of $262,500.

•	Commencing in 2025, Mr. Gould will be eligible to receive, upon certain conditions, an annual incentive bonus up to 50% of Mr. Gould’s base salary.

•	Have his employment terminable ‘at will’ by the Company. If the Company terminates Mr. Gould’s employment without cause or Mr. Gould terminates for good reason, he is entitled to receive (i) twelve months of base salary, (ii) up to nine months of paid health insurance under COBRA, and (iii) any earned but unpaid bonus for a prior completed fiscal year.

•	Receive, as an inducement award, an option to purchase 17,000 shares of the Company’s common stock, subject to terms and conditions substantially similar to those set forth in the Company’s equity incentive plan, at an exercise price of $7.15 per share. The stock option vests over a four-year period and expires on September 2, 2035, ten years from the grant date.

Outstanding Equity Awards at December 31, 2025

The following table sets forth information regarding equity awards held by our Named Executive Officers as of December 31, 2025. Information in this table has been adjusted for 2025 Stock Splits.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)

Dr. Jeffrey Thramann	09/27/2021	8	–	280,756.80	09/27/2031	–	–
	09/14/2022	1	–	281,118.60	09/14/2032	–	–

Brent Ness	09/27/2021	2	*	280,756.80	09/27/2031	–	–
	09/14/2022	*	*	281,118.60	09/14/2032	–	–

Gregory Gould (1)	09/02/2025	–	17,000	7.15	09/02/2035	–	–

John Lorbiecki	09/27/2021	–	–	–	–	–	–
	09/14/2022	–	–	–	–	–	–

Ryan Bond	02/19/2019	*	–	193,924.80	02/19/2029	–	–
	09/04/2021	*	–	280,756.80	09/04/2031	–	–

 (1) The stock option is an inducement award granted outside of the 2022 Plan and structured to mirror its terms and conditions.

* Indicates a value less than one share.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 1, 2026 by (i) each person who beneficially owned more than 5% of our outstanding shares of common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is c/o listed below is c/o Aclarion, Inc., 8181 Arista Place, Suite 100, Broomfield, Colorado 80021.

The number of shares of common stock “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of our common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power, and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after March 18, 2026.

The calculations set forth below are based upon 2,282,371 shares of common stock outstanding at March 17, 2026  (after the 2025 Stock Splits).

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
None

Executive Officers and Directors:
Jeff Thramann	10	*
Brent Ness	11	*
Gregory Gould	–	–
Ryan Bond	1	*
John Lorbiecki (former Chief Financial Officer)	–	–
David Neal	2	*
William Wesemann	1	*
Amanda Williams	*	*
Stephen Deitsch	*	*
Scott Breidbart	*	*
All current directors and executive officers as a group (10 persons)	25	*

* Indicates a value less than one share or one percent.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2025, with respect to all of our equity compensation plans in effect on that date:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)

Equity Compensation Plans Approved by Stockholders (1)	19	$281,470.44	257

Equity Compensation Not Approved by Stockholders (2)	–	–	–

Total	19	$281,470.44	257

(1)	Consists of (i) stock options granted under the Nocimed, Inc. 2015 Stock Plan and (ii) stock options and restricted stock units (“RSUs”) granted under the Aclarion, Inc. 2022 Equity Incentive Plan, as amended. We ceased granting awards under the 2015 Plan upon the implementation of the 2022 Plan described below.

(2)	On September 2, 2025, the Company granted a stock option to its incoming Chief Financial Officer as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4). This award was not granted pursuant to the 2022 Plan but was structured to mirror the terms and conditions of the 2022 Plan. The inducement grant provides for an option to purchase 17,000 shares of the Company’s common stock at an exercise price of $7.15 per share, equal to the fair market value on the date of grant. The option vests over a four-year period and expires on September 2, 2035, ten years from the date of grant.

The Company’s 2022 Equity Incentive Plan, which became effective upon the completion of our IPO in April 2022, serves as the successor equity incentive plan to the 2015 Plan.

The 2022 Equity Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2023 and ending in 2032 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors. On January 1, 2025, the Company had an additional 42,718 common shares added to the 2022 Equity Incentive Plan pursuant to the evergreen provision.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

The following is a description of transactions or series of transactions since January 1, 2025 to which we were or will be a party, in which:

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

The Audit Committee is solely responsible for the appointment of the Company’s independent registered public accounting firm. The Audit Committee appointed Haynie & Company as the Company’s independent registered public accounting firm for the fiscal years ending December 31, 2025 and 2024. Stockholder approval is not required for the appointment of Haynie & Company.

Independent Registered Public Accounting Firm Fees

The table below presents fees for professional audit and other services rendered by Haynie & Company for the fiscal years 2025 and 2024:

	2025	2024
Audit fees (1)	$115,500	$59,172
Tax fees	12,500	7,500
All other fees (2)	35,300	76,700
Total fees	$163,300	$143,372

(1)	Audit fees consist of fees for the audit of our annual financial statements and the review of our interim financial statements.
(2)	“All other fees” includes the services that an independent auditor would customarily provide in connection with statutory requirements, regulatory filings, and similar engagements for the fiscal year, such as comfort letters, attest services, consents, and assistance with review of documents filed with the SEC.

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

(a) 1. Financial Statements

For a list of the financial statements included herein, see Index to the Financial Statements on page 79 of this Annual Report, incorporated into this Item by reference.

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

Exhibit Number	Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1	Underwriting Agreement, dated January 15, 2025, between the Company and Dawson James Securities, Inc.	8-K	01/17/2025	10.1
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	4/27/2022	3.1
3.2	Certificate of Amendment dated January 3, 2024 to the Amended and Restated Certificate of Incorporation	8-K	1/4/2024	3.1
3.3	Certificate of Amendment dated January 29, 2025 to the Amended and Restated Certificate of Incorporation	8-K	01/30/2025	3.1
3.4	Certificate of Amendment dated March 26, 2025 to the Amended and Restated Certificate of Incorporation	8-K	03/28/2025	3.1
3.5	Bylaws of the Company	8-K	4/27/2022	3.2
3.6	Amendment to Bylaws dated June 12, 2024	8-K	06/18/2024	3.1
3.7	Series B Convertible Preferred Stock Certificate of Designations dated August 14, 2024	8-K	08/16/2024	3.1
3.8	Series C Convertible Preferred Stock Certificate of Designations dated September 30, 2024	8-K	10/01/2024	3.1
4.1	Form of Common Stock Certificate	10-Q	6/6/2022	4.1
4.2	Form of 2022 IPO Public Warrant	8-K	4/27/2022	4.1
4.3	Form of 2022 IPO Representative’s Common Stock Purchase Warrant	8-K	4/27/2022	4.2
4.4	Form of May 2023 Common Stock Warrant	8-K	05/17/2023	10.3
4.5	Form of Common Stock Warrant dated November 21, 2023	8-K	11/22/2023	10.3
4.6	Form of Common Stock Warrant dated September 30, 2024	8-K	10/01/2024	10.2
4.7	February 2024 Form of Common Warrant	S-1/A	2/6/2024	4.5
4.8	February 2024 Form of Prefunded Warrant	S-1/A	2/6/2024	4.6
4.9	January 2025 Form of Series A Warrant	8-K	01/17/2025	4.1
4.10	January 2025 Form of Series B Warrant	8-K	01/17/2025	4.2
4.11	January 2025 Form of Pre-Funded Warrant	8-K	01/17/2025	4.3

4.12		October 2025 Form Pre-Funded Warrant	8-K	10/14/2025	10.2
4.13		January 2026 Form of Pre-Funded Warrant	8-K	1/9/2026	4.1
4.14		Description of Securities	10-K	4/9/2025	4.12
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	3/23/2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	3/23/2022	10.2
10.3	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	1/6/2022	10.4
10.4		License Agreement with UCSF the Regents of the University of California	S-1	1/6/2022	10.6
10.5		Amendment to UC License Agreement	S-1/A	3/4/2022	10.7
10.6	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	3/23/2022	10.8
10.7	**	Right of First Offer Agreement	S-1/A	3/23/2022	10.12
10.8		First Amendment to Right of First Offer Agreement	S-1/A	3/23/2022	10.13
10.9		Second Amendment to Right of First Offer Agreement	S-1/A	3/23/2022	10.14
10.10		Warrant Agent Agreement dated April 21, 2022	8-K	4/27/2022	10.1
10.11		Siemens Strategic Collaboration Agreement	S-1	1/6/2022	10.17
10.12	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	1/6/2022	10.20
10.13	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	1/6/2022	10.21
10.14	#	Nocimed, Inc. 2015 Stock Plan	S-8	5/26/2022	99.4
10.15	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	5/26/2022	99.5
10.16		Form of 2023 Registration Rights Agreement	8-K	5/17/2023	10.4
10.17		February 2024 Form of Warrant Agency Agreement	S-1/A	02/23/2024	4.7
10.18		White Lion White Lion Equity Line Common Stock Purchase Agreement dated October 9, 2023	8-K	10/10/2023	10.1
10.19		Amendment dated as of November 27, 2024 to Common Stock Purchase Agreement, dated as of October 9, 2023, by and between White Lion Capital, LLC and Aclarion, Inc.	8-K	11/27/2024	10.1
10.20		White Lion Equity Line Registration Rights Agreement	8-K	10/10/2023	10.2
10.21		At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC dated September 24, 2024	8-K	09-24-2024	1.1
10.22		Form of Registration Rights Agreement dated November 21, 2023	8-K	11/22/2023	10.4
10.23		Form of Registration Rights Agreement dated September 30, 2024	8-K	10/01/2024	10.3
10.24	#	Employment Agreement of Gregory Gould	8-K	9/3/2025	10.1
10.25	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	10-Q	11/12/2025	10.26
10.26	#	October 2025 Form of Securities Purchase Agreement	8-K	10/14/2025	10.1
10.27	#	January 2026 Form of Securities Purchase Agreement	8-K	1/9/2026	10.1
19.1		Insider Trading Policy	10-K	04/09/2025	19.1
23.1		Consent of Independent Registered Public Accounting Firm				X
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Aclarion Clawback Policy	10-K	3/28/2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

__________________________

#	Indicates management contract or compensatory plan.
**	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

By:	/s/ Brent Ness
Brent Ness Chief Executive Officer

By:	/s/ Gregory A. Gould
Gregory A. Gould Chief Financial Officer

Date: March 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of March, 2026.

/s/ Jeffrey Thramann	Executive Chairman and Director
Jeffrey Thramann, M.D.

/s/ Brent Ness	President, Chief Executive Officer and Director
Brent Ness	(Principal Executive Officer)

/s/ Gregory A. Gould	Chief Financial Officer
Gregory A. Gould	(Principal Financial and Accounting Officer)

/s/ Stephen Deitsch	Director
Stephen Deitsch

/s/ David Neal	Director
David Neal

/s/ Amanda Williams	Director
Amanda Williams

/s/ Scott Breidbart	Director
Scott Breidbart, M.D.

/s/ William Wesemann	Director
William Wesemann

