Form 10-Q
period 2026-03-31
Aclarion, Inc.
filed 2026-05-13
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	ACON	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common stock	ACONW	The Nasdaq Stock Market LLC
Series D Junior Participating Preferred Purchase Rights	N/A	The Nasdaq Stock Market LLC

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

As of May 11, 2026, there were 2,462,250  shares of the registrant's common stock, $0.00001 par value per share, outstanding.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the Form 10-K) dated March 18, 2026, as filed with the Securities and Exchange Commission on March 18, 2026, under Rule 424(b)(4). Caution should be taken not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward- looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aclarion, Inc.

Condensed Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,004,976	$12,015,789
Restricted cash	25,000	25,000
Accounts receivable, net	40,583	29,680
Prepaid expense	295,992	316,235
Other current assets	10,000	10,000
Total current assets	19,376,551	12,396,704

Non-current assets:
Property and equipment, net	22,872	24,169
Intangible assets, net	1,241,264	1,251,531
Total non-current assets	1,264,136	1,275,700

Total assets	$20,640,687	$13,672,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$587,291	$332,962
Accrued and other liabilities	398,872	504,262
Warrant liability	45	63
Total current liabilities	986,208	837,287

Total liabilities	986,208	837,287

Commitments and contingencies (see Note 10)

Stockholders' equity:
Common stock - $.00001 par value, 200,000,000 authorized, 2,444,871 and 854,371 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (see Note 11)	25	9
Additional paid-in capital	81,003,969	71,331,048
Accumulated deficit	(61,349,515)	(58,495,940)
Total stockholders’ equity	19,654,479	12,835,117
Total liabilities and stockholders’ equity	$20,640,687	$13,672,404

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Revenue	$21,140	$18,991
Cost of revenue	17,390	23,479
Gross profit (loss)	3,750	(4,488)

Operating expenses:
Sales and marketing	908,797	302,584
Research and development	315,417	198,190
General and administrative	1,766,477	986,663
Total operating expenses	2,990,691	1,487,437

Loss from operations	(2,986,941)	(1,491,925)

Other income (expense):
Gain on extinguishment of debt	–	73,272
Changes in fair value of warrant and derivative liabilities	18	11,721
Penalties and settlements	–	(672,500)
Interest income	133,035	42,163
Other, net	313	(167)
Total other expense	133,366	(545,511)

Loss before income taxes	(2,853,575)	(2,037,436)
Income tax provision	–	–
Net loss	$(2,853,575)	$(2,037,436)

Dividends on preferred stock	–	(6,683)
Net loss allocable to common stockholders	$(2,853,575)	$(2,044,119)
Net loss per share allocable to common stockholders	$(1.34)	$(9.32)
Weighted average shares of common stock outstanding, basic and diluted	2,129,871	219,366

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

	Series B		Series C
	Preferred Stock		Preferred Stock		Common Stock			Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value		Capital	Deficit	Total
For the Three Months Ended December 31, 2025
Balance, December 31, 2024	930	$–	874	$–	1,370	$	*	$52,232,368	$(51,262,311)	$970,057
Share-based compensation	–	–	–	–	–		–	55,897	–	55,897
Registered direct offerings of common stock	–	–	–	–	19,144		*	5,167,927	–	5,167,927
Public offering of common stock and warrants	–	–	–	–	16,048		*	14,554,545	–	14,554,545
Common stock issuance costs	–	–	–	–	–		–	(2,101,282)	–	(2,101,282)
Redemption of Series B preferred stock	(930)	–	–	–	–		–	(1,213,590)	–	(1,213,590)
Conversion of C-series preferred stock to common stock	–	–	(874)	–	687		*	–	–	–
Exercise of C-series warrants	–	–	–	–	629		*	336,441	–	336,441
Warrant amendment	–	–	–	–	–		–	48,087	–	48,087
Alternative cashless exercise of B warrants	–	–	–	–	544,299		5	(5)	–	–
Round-up conversion related to reverse stock splits	–	–	–	–	161		*	(1)	–	(1)
Net loss	–	–	–	–	–		–	–	(2,037,436)	(2,037,436)
Balance, March 31, 2025	–	$–	–	$–	582,338		$6	$69,080,387	$(53,299,747)	$15,780,645

For the Three Months Ended March 31, 2026
Balance, December 31, 2025	–	$–	–	$–	854,371		$9	$71,331,048	$(58,495,940)	$12,835,117
Share-based compensation	–	–	–	–	–		–	4,694	–	4,694
Registered direct offerings of common stock	–	–	–	–	200,000		2	1,035,998	–	1,036,000
Proceeds from direct offering of prefunded warrants	–	–	–	–	–		–	9,323,982	–	9,323,982
Exercise of prefunded warrants	–	–	–	–	1,390,500		14	(14)	–	–
Common stock issuance costs	–	–	–	–	–		–	(691,739)	–	(691,739)
Net loss	–	–	–	–	–		–	–	(2,853,575)	(2,853,575)
Balance, March 31, 2026	–	$–	–	$–	2,444,871		$25	$81,003,969	$(61,349,515)	$19,654,479

*	Rounds to less than one share

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,853,575)	$(2,037,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,909	55,167
Share-based compensation	4,694	55,897
Amendment of warrants	–	48,087
Non-cash settlements	–	58,272
Change in fair value related to warrants and derivative	(18)	(11,721)
Change in operating assets and liabilities
Accounts receivable	(10,903)	(849)
Prepaids and other current assets	20,243	(40,841)
Accounts payable	242,195	(15,334)
Accrued and other liabilities	(105,390)	(622,024)
Net cash used in operating activities	(2,641,845)	(2,510,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets – Patents	(49,345)	(78,288)
Net cash used in investing activities	(49,345)	(78,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Public offering of common stock and warrants	–	14,554,545
Registered direct offerings of common stock	1,036,000	5,167,927
Proceeds from direct offering of prefunded warrants	9,323,982	–
Common stock cash issuance costs	(679,605)	(1,959,642)
Exercise of Series C warrants	–	336,441
Redemption of Series B Preferred stock	–	(1,213,590)
Net cash provided by financing activities	9,680,377	16,885,681

Net increase (decrease) in cash and cash equivalents	6,989,187	14,296,611
Cash, cash equivalents and restricted cash, beginning of period	12,040,789	463,661
Cash, cash equivalents and restricted cash, end of period	$19,029,976	$14,760,272

Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash activities
Capitalization of Series B preferred stock dividends	$–	$5,425
Capitalization of Series C preferred stock dividends	$–	$1,258
Conversion of Series C preferred stock to common stock	$–	$548,534
Cashless exercise of B warrants to common stock	$–	$9,539,081

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2026.

The condensed balance sheet as of March 31, 2026, was derived from the audited financial statements as of December 31, 2025. The results of operations for interim periods are not necessarily indicative of results for the full fiscal year or any future period.

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

2025 Reverse Stock Splits

The Company effected (i) a 1:335 reverse stock split of the Company’s common stock on January 30, 2025, and (ii) a 1:27 reverse stock split of the Company’s common stock on March 28, 2025 (together, the “2025 Stock Splits”). The 2025 Stock Splits resulted in a reduction in the number of outstanding shares of common stock, warrants, stock options, and restricted share units and a proportionate increase in the value of each share or strike price of the warrants and stock options.

Unless described otherwise, all references to common stock, share data, per share data, and related information contained in these condensed financial statements have been retrospectively adjusted to reflect the effect of the stock splits for all periods presented. In addition, any fractional shares that would otherwise be issued as a result of the stock splits were rounded up to the nearest whole share. Further, the number of shares issuable and exercise prices of stock options and warrants have been retrospectively adjusted in these condensed financial statements for all periods presented to reflect the 2025 Stock Splits.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The condensed financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to depreciation, amortization, and valuation of warrants, warrant and derivative liabilities, and options to purchase shares of the Company's common stock. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had $279,568 cash deposits and $18,750,408 of cash equivalents at March 31, 2026. The Company had $273,290 cash deposits and $11,767,499 of cash equivalents at December 31, 2025.

The Company maintains cash deposits and cash equivalents at three financial institutions, which are insured by the FDIC up to $250,000. The Company’s cash balance may at times exceed these limits. On March 31, 2026 and December 31, 2025, the Company had $18,529,976 and $11,540,789, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of March 31, 2026, $25,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank.

Accounts Receivable, Less Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and presented net of an allowance for expected credit losses. The allowance is based on historical loss experience, receivable aging, current economic conditions, and reasonable and supportable forecasts. The Company reassesses the allowance each reporting period. As of March 31, 2026 and December 31, 2025, the allowance for credit losses was $11,914 and $6,241, respectively.

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

Step 3 – Determine The Transaction Price – The transaction price is the negotiated consideration specified in the contract for the Nociscan report. Customers do not pay upfront fees, licensing fees, or other additional amounts. To date, the Company’s reports are generally not reimbursable under third-party arrangements, except for three private health insurance providers in the United Kingdom and certain third-party clinical trial users who are using Nociscan as part of their clinical trial protocols.

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

Sales and Marketing Expenses

Sales and marketing costs are expensed as incurred. The primary drivers of these costs have been employee salaries and benefits, clinical services related to post-clearance activities (including the Clarity clinical study), product marketing consultants, travel and attendance at industry conferences, and other marketing services such as press releases and advertising.

Research and Development Costs

Costs related to the research, design, and development of products are charged to research and development costs as incurred. These costs include employee compensation and benefits, professional services (including contractors and quality system and regulatory consulting), patent maintenance activities, regulatory agency fees, and other expenses such as software subscriptions, product licensing fees, and materials used in research and development activities.

General and Administrative

General and administrative costs are expensed as incurred. These costs primarily consist of personnel and related expenses, including stock-based compensation, investor relations and corporate communications activities, accounting, audit, and other financial advisory services, legal fees relating to intellectual property and corporate matters, corporate and regulatory fees associated with operating as a public company, insurance including directors and officers coverage, information technology, depreciation and amortization, and fees for consulting, human resources, and other professional services.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents and restricted cash of $19,029,976. We believe our existing cash and cash equivalents and restricted cash will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of this report. This estimate is based on assumptions that may prove to be incorrect, and actual results could differ materially. We may require additional capital to support our operations and execute our business strategy. The timing and availability of such financing are uncertain and will depend on a number of factors, including market conditions and our operating performance. If we are unable to obtain additional financing on acceptable terms, or at all, we may be required to delay, reduce, or discontinue certain operating activities, including the commercialization or further development of our SaaS platform.

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other costs directly attributable to in-process equity financings as deferred offering costs until such financings are completed. Upon completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering.

During the three months ended March 31, 2026, the Company completed a registered direct offering of common shares and pre-funded warrants, resulting in aggregate gross proceeds of approximately $10.4 million.

In connection with the closing of the offering during the three months ended March 31, 2026, $691,739 of deferred offering costs were reclassified to additional paid-in capital, of which $671,600 was offset against gross proceeds and $20,139 was paid or accrued.

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

NOTE 3: FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement. ASC 820 establishes a three-level hierarchy for fair value measurements based on the transparency of inputs used in valuation techniques. The hierarchy prioritizes observable inputs and minimized the use of unobservable inputs.

•	Level 1: Quoted prices in active markets for identical assets or liabilities
•	Level 2: Observable inputs other than quoted prices included in Level 1
•	Level 3: Significant unobservable inputs

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of March 31, 2026
	Fair value on	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$18,750,408	$18,750,408	$–	$–

Liabilities
Warrant liability	$45	$–	$–	$45

There were no transfers between Level 1, 2, and 3 during the three months ended March 31, 2026.

The following table presents changes in Level 3 liabilities measures at fair value for the three months ended March 31, 2026. Both observable and unobservable inputs were used to determine the fair value positions that the Company has classified within the Level 3 category.

Warrant Liability
Balance - January 1, 2026	$63
Change in fair value	(18)
Balance - March 31, 2026	$45

The fair value of the warrants to purchase shares of common stock was estimated using the following assumptions:

	As of Issuance Warrant Liability	As of March 31, 2026 Warrant Liability (1)	As of December 31, 2025 Warrant Liability (2)
Strike Price	$10.02	$–	$–
Contractual term (years)	5.0	–	–
Volatility (annual)	80.0%	–	–
Risk-free rate	3.5%	–	–
Floor Financing price	$8.00	$–	$–

(1)	The warrant liability as of March 31, 2026 was measured at fair value based on the Company’s closing market price of $3.27 per share as of that date, applied to the number of warrant shares outstanding.

(2)	The warrant liability as of December 31, 2025 was measured at fair value based on the Company’s closing market price of $4.60 per share as of that date, applied to the number of warrant shares outstanding.

NOTE  4. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosure requirements, including disaggregation of income taxes paid by jurisdiction. The Company adopted ASU 2023-09 effective January 1, 2025 on a retrospective basis. The adoption did not have a material impact on the Company’s condensed financial statements, as the guidance relates to disclosures only.

In January 2026, the Company adopted ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, and ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The adoption of these standards did not have a material impact on the Company’s condensed financial statements.

Accounting Pronouncements Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosure requirements for certain expenses. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its condensed financial statement disclosures.

In 2025, the FASB issued ASU 2025-12, Codification Improvements, which provides technical corrections and clarifications. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its condensed financial statements.

In 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements, which clarifies certain interim reporting requirements. The guidance is effective for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this standard on its interim financial statement disclosures.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s condensed financial statements.

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

NOTE 6. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Accounts receivable, net

	March 31, 2026	December 31, 2025
Accounts receivable	$52,497	$35,921
Less: Allowance for doubtful accounts	(11,914)	(6,241)
	$40,583	$29,680

Prepaids expenses:

	March 31, 2026	December 31, 2025
Prepaid D&O Insurance	$22,083	$121,458
Prepaid Health Insurance	27,530	23,682
Prepaid Other Insurance	9,856	16,947
Prepaid Clinical	34,828	27,328
Prepaid Subscription Annual Fees	53,374	24,632
Prepaid NASDAQ Annual Fees	42,000	–
Prepaid Royalties	41,667	54,167
Prepaid Consulting	36,700	6,700
Prepaid - other	27,954	41,321
	$295,992	$316,235

Accounts payable:

	March 31, 2026	December 31, 2025
Accounts payable	$573,373	$324,470
Credit cards payable	13,918	8,492
	$587,291	$332,962

Accrued and other liabilities:

	March 31, 2026	December 31, 2025
Accrued bonus	$211,896	$393,361
Accrued audit and legal expenses	10,000	10,000
Accrued board compensation	66,250	66,250
Other accrued expenses and liabilities	110,726	34,651
	$398,872	$504,262

NOTE 7. LEASES

The Company did not enter into any lease arrangements during the three months ended March 31, 2026 and 2025 and had no lease liabilities as of March 31, 2026 and December 31, 2025.

NOTE 8. PROPERTY, PLANT, AND EQUIPMENT

The Company’s property and equipment are as follows:

	March 31, 2026	December 31, 2025
Computer and office equipment	$25,930	$25,930
Less: Accumulated depreciation	(3,058)	(1,761)
Property and equipment, net	$22,872	$24,169

Depreciation expense related to property and equipment were $1,297 and $405 for the three months ended March 31, 2026 and 2025, respectively.

Future depreciation and amortization of property, equipment, and software is as follows:

2026 (remainder of 2026)	$3,890
2027	5,186
2028	5,186
2029	5,101
2030	3,509
Total	$22,872

NOTE 9. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	March 31, 2026	December 31, 2025
Patents and licenses	$2,815,792	$2,766,447
Other	5,017	5,017
	2,820,809	2,771,464
Less: accumulated amortization	(1,579,545)	(1,519,933)
Intangible assets, net	$1,241,264	$1,251,531

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement and charged to research and development.

Amortization expense related to purchased intangible assets was $59,612 and $54,762 for the three months ended March 31, 2026 and 2025, respectively.

UC royalties are paid annually, amortized over twelve months, and charged to cost of revenue.

Patents and trademarks are reviewed for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment was recognized for the three months ended March 31, 2026 and 2025.

Future amortization of intangible assets is as follows:

2026 (remainder of 2026)	$180,169
2027	240,226
2028	240,226
2029	240,226
2030	240,226
Thereafter	100,191
Total	$1,241,264

NOTE 10. COMMITMENTS AND CONTINGENCIES

Royalty Agreement

The Company has an exclusive license agreement with the Regents of the University of California to make, use, sell and otherwise distribute products under certain of the Regents of the University of California’s patents anywhere in the world. The Company is obligated to pay a minimum annual royalty of $50,000, and an earned royalty of 4% (subject to reduction to a minimum of 2% of net sales, in the event the Company pays a royalty on revenues to a third party) of net sales. The minimum annual royalty will be applied against the earned royalty due for the calendar year in which the minimum payment was made. The license agreements expire upon expiration of the patents and may be terminated earlier if the Company elects. The licensed patents that are currently issued expire between 2026 and 2037, without considering any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Company recorded royalty costs of $12,500 for the three months ended March 31, 2026, and 2025.

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

In March 2025 we paid $687,500 to settle a dispute under the “fee tail” provision of an investment banking agreement that the Company had previously entered into. There were no other penalties or settlements paid in the three months ended March 31, 2026.

NOTE 11. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 220,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, each with a par value of $0.00001 per share. The rights and preferences of these securities are described in the Company’s Amended and Restated Certificate of Incorporation.

2024 Public Offering

On February 27, 2024, the Company completed a public offering for gross proceeds of approximately $3.0 million, before offering expenses. Each unit consisted of (i) one share of common stock or one pre-funded warrant in lieu thereof, and (ii) two common warrants, each exercisable for one share of common stock. The common warrants are exercisable at $5,246.10 per share and expire five years from issuance. Pre-funded warrants are exercisable at a nominal price and do not expire until exercised.

As of March 31, 2026, substantially all pre-funded warrants had been exercised, and an immaterial number remain outstanding.

All share and per share amounts have been retroactively adjusted to reflect the 2025 Stock Splits.

Subscription Agreements

In August 2024, the Company entered into subscription agreements with institutional and accredited investors pursuant to which it issued an aggregate of 202 shares of common stock at a price of $2,623.05 per share, for total gross proceeds of approximately $522,000. No placement agent fees or commissions were incurred.

In connection with a portion of these agreements, the Company issued warrants to purchase up to 44 shares of common stock. The warrants became exercisable on February 27, 2025, have a five-year term, and had an initial exercise price of $2,623.05 per share. On September 30, 2024, the exercise price was adjusted to $1,591.02 per share in connection with the issuance of Series C Preferred Stock. All share and per share amounts have been retroactively adjusted to reflect the 2025 stock splits.

Issuances of Preferred Stock

Series B Preferred Stock

In August 2024, the Company issued Series B convertible preferred stock in exchange for outstanding indebtedness. The Series B Preferred Stock was convertible into common stock at a conversion price of $2,116.53 per share and accrued dividends at 10% per annum.

On January 22, 2025, the Company redeemed all outstanding Series B Preferred Stock and related accrued dividends for approximately $1.2 million. No Series B Preferred Stock was outstanding as of March 31, 2026 or December 31, 2025.

Series C Preferred Stock Financing

In September 2024, the Company issued 1,000 shares of Series C convertible preferred stock for gross proceeds of $1.0 million. The Series C Preferred Stock was convertible into common stock at a conversion price of $1,591.02 per share. In connection with the financing, the Company also issued warrants to purchase 629 shares of common stock at an initial exercise price of $1,591.02 per share with a 5.5-year term.

During the fourth quarter of 2024 and the three months ended March 31, 2025, all Series C Preferred Stock and related accrued dividends were converted into common stock. In addition, during the three months ended March 31, 2025, all related warrants were exercised, resulting in proceeds of approximately $0.3 million.

No Series C Preferred Stock or related warrants were outstanding as of March 31, 2026 or December 31, 2025.

All share and per share amounts have been retroactively adjusted to reflect the 2025 Stock Splits.

January 2025 Registered Direct Public Offerings

In January 2025, the Company completed two registered direct offerings of its common stock for aggregate net proceeds of approximately $4.9 million.

On January 3, 2025, the Company sold 374 shares of common stock at a price of $1,284.39 per share, resulting in net proceeds of approximately $0.5 million. On January 30, 2025, the Company completed a second registered direct offering, selling shares of its common stock at a price of $249.75 per share, for net proceeds of approximately $4.4 million.

All share and per share amounts have been retroactively adjusted to reflect the 2025 Stock Splits.

Units Offering of Common Shares and Warrants

On January 15, 2025, the Company completed an underwritten public offering consisting of common stock, pre-funded warrants, and Series A and Series B common warrants for net proceeds of approximately $13.4 million. Each unit included one share of common stock (or a pre-funded warrant in lieu thereof) and accompanying Series A and Series B common warrants. The offering price was $904.50 per unit.

The Company granted the underwriter an over-allotment option to purchase additional warrants, which was exercised in full.

The pre-funded warrants were exercisable at a nominal price and were fully exercised as of March 31, 2025. The Series A and Series B common warrants are exercisable at $1,809.00 per share and became exercisable upon stockholder approval. The Series A common warrants expire five years from the initial exercise date, and the Series B common warrants expire two and one-half years from the initial exercise date. All share and per share amounts have been retroactively adjusted to reflect the 2025 Stock Splits.

Approval of A and B Warrant Shares

On March 5, 2025, the Company’s stockholders approved the issuance of shares of common stock upon exercise of the Series A and Series B common warrants. Following such approval, holders of Series B warrants exercised substantially all outstanding warrants, primarily through the alternative cashless exercise (“ACE”) feature, resulting in the issuance of approximately 544,000 shares of common stock. All share amounts have been retroactively adjusted to reflect the 2025 Stock Splits.

No Series A warrants had been exercised as of March 31, 2026.

October 2025 Registered Direct Public Offering

In October 2025, the Company completed a registered direct offering consisting of 64,000 shares of common stock and pre-funded warrants to purchase up to 236,000 shares of common stock at an offering price of $8.36 per share, for gross proceeds of approximately $2.5 million, before deducting fees and expenses.

The pre-funded warrants were immediately exercisable at a nominal exercise price and were subject to customary beneficial ownership limitations.

As of December 31, 2025, 28,000 pre-funded warrants remained outstanding, all of which were exercised on January 8, 2026.

No pre-funded warrants related to this offering were outstanding as of March 31, 2026.

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

As of March 31, 2026, 1,362,500 Pre-funded Warrants have been exercised, and 437,500 Pre-funded Warrants remain unexercised and outstanding.

Stockholder Rights Agreement

On March 19, 2026, the Company's board of directors adopted a stockholder rights agreement and declared a dividend of one right (each, a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on March 30, 2026. Each Right entitles its holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.00001 per share, of the Company at an exercise price of $14.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 19, 2026 (the “Rights Agreement”), by and between the Company and Vstock Transfer, LLC, as rights agent. Subject to certain exceptions, Rights become exercisable and trade separately from our common stock only upon the earlier of (i) the close of business on the tenth business day following the public announcement of an Acquiring Person (as defined in the Rights Agreement) beneficially owning 10% or more of our common stock, and (ii) the close of business on the tenth business day after the commencement of a tender offer or exchange offer that, if consummated, would result in a person or group becoming an Acquiring Person. The Rights will expire on March 18, 2027, unless such Rights are earlier redeemed, exchanged or terminated, as provided in the Rights Agreement.

The Rights Agreement is intended to reduce the likelihood that any entity, person or group is able to gain control of the Company through open market accumulation without paying all stockholders an appropriate control premium or providing the board of directors sufficient opportunity to make informed judgments and take actions that are in the best interests of the Company and all stockholders. The Rights Agreement is not intended to interfere with any merger or other business combination approved by the board of directors.

Warrants

The following table summarizes the Company’s outstanding warrants as of March 31, 2026. The warrants and related strike prices have been adjusted to reflect the 2025 Stock Splits:

Issue Date	Strike Price	Number Outstanding	Expiration
April 21, 2022 (1)	$629,532	17	April 21, 2027
April 21, 2022	$787,277	1	April 26, 2027
April 21, 2022	$629,532	3	April 21, 2027
May 16, 2023	$2,623	9	May 16, 2028
November 21, 2023	$2,623	5	November 21, 2028
November 21, 2023	$1	1	November 21, 2028
February 27, 2024	$5,246	1,144	February 27, 2029
August 27, 2024	$250	22	August 27, 2029
August 27, 2024	$181	221	September 5, 2027
January 16, 2025 (2)	$181	18,242	March 5, 2030
January 16, 2025 (3)	$181	45	September 5, 2027
January 9, 2026 (4)	$0	437,500	Do Not Expire

(1)	These warrants were issued as part of the Company’s initial public offering completed April 2022, and trade on Nasdaq under the ticker symbol “ACONW.”
(2)	These Series A warrants were issued as part of the Company’s public offering completed January 16, 2025.
(3)	These Series B warrants were issued as part of the Company’s public offering completed January 16, 2025.
(4)	These Pre-Funded warrants were issued as part of the Company's public offering completed January 9, 2026 and have an exercise price of $0.00001.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(2,853,575)	$(2,044,119)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	2,129,871	219,366

The following outstanding potentially dilutive securities were excluded from the weighted average calculation of dilutive loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	Three Months Ended March 31,
	2026	2025
Warrants	772,209	31,708
Restricted stock units	–	–
Stock options	17,019	19
	789,228	31,727

NOTE 13. STOCK BASED COMPENSATION

2022 Aclarion Equity Incentive Plan

The Company’s 2022 Equity Incentive Plan (the “2022 Plan”) became effective on April 21, 2022. The compensation committee of the Board of Directors administers the 2022 Plan.

The 2022 Plan provides for an annual automatic increase in the number of shares available for issuance on January 1 of each year through 2032, equal to 5% of the Company’s outstanding capital stock as of the preceding December 31, unless the Board determines otherwise.

Pursuant to the 2022 Plan’s automatic annual increase provision, the number of shares available for issuance increased by 68 shares on January 1, 2025, resulting in a total of 256 shares. On January 1, 2026, the share reserve increased by an additional 42,718 shares under the same provision.

As of March 31, 2026, 42,974 shares remained available for future grants under the 2022 Plan.

Awards granted under the 2022 Plan may include stock options and restricted stock awards. Stock options may be classified as either incentive stock options or nonqualified stock options, generally have contractual terms of up to ten years, and vest in accordance with the terms specified in the applicable award agreements.

No stock options were granted under the 2022 plan during the three months ended March 31, 2026 or 2025.

All share amounts presented herein have been retroactively adjusted to reflect the 2025 Stock Splits.

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

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A summary of option activity under the Company’s 2015 and 2022 incentive plans are as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Balance at December 31, 2025	19	$277,881	5.2
Options granted	–	–	–
Options exercised	–	–	–
Options forfeited/expired	–	–	–
Balance at March 31, 2026	19	$277,881	5.0

Exercisable at December 31, 2025	19	$277,722	5.2
Exercisable at March 31, 2026	19	$277,722	5.0

The aggregate intrinsic value of options outstanding at March 31, 2026 is $0. The aggregate intrinsic value of vested and exercisable options at March 31, 2026 is $0.

As of March 31, 2026, there was approximately $64,238 of total unrecognized compensation cost related to non-vested stock options.

Restricted Stock Units

No restricted stock units were granted during the three months ended March 31, 2026 and 2025. Accordingly, there was no share-based compensation expense related to RSUs recognized during the three months ended March 31, 2026 and 2025.

There were no RSUs outstanding as of March 31, 2026 and 2025.

As of March 31, 2026 and December 31 2025, there was no unrecognized compensation cost related to non-vested RSUs.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
General and administrative	$4,694	$55,897

NOTE 14. SUBSEQUENT EVENTS

April 2026 Stock Repurchase Program

On April 21, 2026, the board of directors of the Company approved a share repurchase program. Under the share repurchase program, the Company may repurchase up to $2.5 million in value of the Company’s outstanding shares of common stock from time to time over the next 12 months. The Company may buy back its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and federal and state laws governing such transactions, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The share repurchase program does not oblige the Company to acquire any specific number of shares and may be modified, discontinued, or suspended at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 18, 2026. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2025, which was as filed with the SEC on March 18, 2026, to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

Corporate Information

The Company currently operates as a Delaware corporation, under the name Aclarion, Inc.

Results of operations

For the Three Months Ended March 31, 2026, and 2025:

The following table summarizes our results of operations for the three months ended March 31, 2026, and 2025.

	Three Months Ended March 31,
	2026	2025	$ Change
Revenue:
Revenue	$21,140	$18,991	$2,149
Cost of revenue	17,390	23,479	(6,089)
Gross profit (loss)	3,750	(4,488)	8,238

Operating expenses:
Sales and marketing	908,797	302,584	606,213
Research and development	315,417	198,190	117,227
General and administrative	1,766,477	986,663	779,814
Total operating expenses	2,990,691	1,487,437	1,503,254

Loss from operations	(2,986,941)	(1,491,925)	(1,495,016)

Other income (expense):
Gain on extinguishment of debt	–	73,272	(73,272)
Changes in fair value of warrant and derivative liabilities	18	11,721	(11,703)
Penalties and settlements	–	(672,500)	672,500
Interest income	133,035	42,163	90,872
Other, net	313	(167)	480
Total other expense	133,366	(545,511)	678,877

Loss before income taxes	(2,853,575)	(2,037,436)	(816,139)
Income tax provision	–	–	–
Net loss	$(2,853,575)	$(2,037,436)	$(816,139)

Total Revenues.

Total revenues for the three months ended March 31, 2026 were $21,140, which was an increase of $2,149 or 11.3%, from $18,991 for the three months ended March 31, 2025. This increase in revenue was driven primarily by the growing volume of NOCISCAN® reports sold into the UK market following recent local coverage decisions. We expect this increase in revenue to continue as we bring on more insurance payors, and our scan volumes increase.

Cost of Revenue.

Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (Radnet), and credit card fees. Total cost of revenue was $17,390 for the three months ended March 31, 2026, compared to $23,479 for the same period ended March 31, 2025, a decrease of $6,089 or 25.9%. The gross margin increased to 17.7% in 2026 as compared to (23.6%) in 2025. This increase was primarily due to a reduced allocation of hosting fees to cost of revenue and a change in revenue mix that reduced partner fees.

Sales and Marketing.

Sales and marketing expenses primarily consist of post-clearance clinical services related to the CLARITY Trial, product marketing consulting, travel and entertainment costs, and salaries and benefits. Sales and marketing expenses totaled $908,797 for the three months ended March 31, 2026, compared to $302,584 for the three months ended March 31, 2025, representing an increase of $606,213 or 200.3%.

The increase in sales and marketing expenses was primarily driven by higher post-clearance clinical services, which was $191,021 for the three months ended March 31, 2026, compared to $150,532 for the same period in 2025, an increase of $40,489, reflecting costs associated with the initiation of the CLARITY Trial, for which the first patient enrolled in June 2025. With continued enrollment in the CLARITY Trial in 2026, we expect these expenses will continue to increase for the remainder of 2026.

Product marketing consulting expenses increased by $239,401 to $250,374 for the three months ended March 31, 2026, compared to $10,973 for the same period in 2025, reflecting expanded use of external marketing consultants.

Salaries and benefits increased by $228,171 to $303,844 for the three months ended March 31, 2026, compared to $75,673 for the same period in 2025, primarily due to accruals for incentive-based performance payouts and hiring of additional sales and marketing personnel in the United States and the United Kingdom. We expect salaries and benefits to continue to increase as a result of planned hiring within our sales and marketing functions during 2026.

Travel and entertainment expenses increased by $23,982 to $65,595 for the three months ended March 31, 2026, compared to $41,613 for the same period in 2025, primarily due to activities supporting local coverage determinations in the United Kingdom and increased travel by salespeople.

Research and Development.

Research and development expenses increased by $117,227, or 59.1%, to $315,417 for the three months ended March 31, 2026, compared to $198,190 for the three months ended March 31, 2025.

The increase was primarily driven by higher patent maintenance fees, which totaled $40,879 for the three months ended March 31, 2026, compared to $314 for the same period in 2025, an increase of $40,565. This rise reflects the Company’s ongoing efforts to strengthen and expand protection of its intellectual property portfolio.

Bonus expense increased by $24,050 for the three months ended March 31, 2026, from $0 in the corresponding prior-year period, due to accruals for incentive-based compensation.

In addition, quality system and regulatory consulting expenses increased by $16,109 to $60,681 for the three months ended March 31, 2026, compared to $44,572 for the same period in 2025, primarily as a result of expanded regulatory compliance and documentation activities. We expect research and development expenses to continue to increase as we continue the development of the Nociscan 3.0 product.

General and Administrative.

General and administrative expenses were $1,766,477 for the three months ended March 31, 2026, compared to $986,663 for the three months ended March 31, 2025, representing an increase of $779,814 or 79.0%.

The increase was primarily driven by investor relations expenses of $360,550 for the three months ended March 31, 2026, compared to $37,358 in the corresponding prior-year period, representing an increase of $323,192, primarily reflecting expanded investor outreach activities and increased use of third-party investor relations service providers.

The Company recorded accruals under its 2026 incentive bonus program totaling $111,875 for the three months ended March 31, 2026, compared to the absence of any bonus accruals in the corresponding prior-year period.

For the three months ended March 31, 2026, legal expenses were $215,492 compared to $88,805 in the same period in 2025, an increase of $126,687 primarily due to increased legal and advisory fees associated with corporate governance and shareholder-related matters.

In addition, insurance expenses, primarily related to directors and officers (“D&O”) coverage, increased to $99,375 for the three months ended March 31, 2026, from $72,434 for the same period in 2025, an increase of $26,941, reflecting expanded policy coverage and higher renewal premiums.

Delaware franchise tax expense increased to $237,000 for the three months ended March 31, 2026, from $8,947 in the prior-year period, an increase of $228,053, primarily due to changes in the Company’s capital structure and the methodology used to calculate the Company’s Delaware franchise tax obligation.

These increases were partially offset by a decrease of $51,203 in stock-based compensation expense, which totaled $4,694 for the three months ended March 31, 2026, compared to $55,897 for the same period in 2025, primarily attributable to stock options that vested in the prior year.

Gain On Extinguishment Of Debt.

Gain on extinguishment of debt was $0 for the three months ended March 31, 2026, compared to $73,272 in the corresponding prior-year period, reflecting the absence of debt extinguishment activity in the current period. The prior-year gain primarily related to the retirement of an obligation associated with commitment shares.

Changes in Fair Value of Warrant Liabilities.

The Company’s warrant liabilities are measured at fair value at each reporting date. For the three months ended March 31, 2026, the Company recorded a favorable fair value adjustment of $18, compared to $11,721 in the corresponding prior-year period, representing a decrease of $11,703, primarily due to the settlement of warrants in the prior period, resulting in fewer outstanding warrant liabilities subject to remeasurement in the current period.

Penalties and Settlements.

Penalties and settlements expense were $0 for the three months ended March 31, 2026, compared to $672,500 in the corresponding prior-year period, reflecting the absence of settlement-related charges in the current period. The prior-year expense primarily related to a payment to settle a dispute under the “fee tail” provision of a previously executed investment banking agreement, partially offset by a favorable accounts payable settlement.

Interest Income.

Interest income was $133,035 for the three months ended March 31, 2026, compared to $42,163 in the corresponding prior-year period, representing an increase of $90,872, primarily reflecting higher average cash balances following the Company’s fundraising activities and related interest earned on money market deposits.

Critical Accounting Policies and Use of Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

While our significant accounting policies are described in more detail in the notes to our condensed financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed financial statements.

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

As of March 31, 2026, we had cash and cash equivalents of $19,029,976, including $25,000 of restricted cash.

During the three months ended March 31, 2026, the Company completed a registered direct public offering of (i) 200,000 shares of the Company’s common stock, and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 1,800,000 shares of common stock, at an offering price of $5.18 per share. The purchase price of each Pre-funded Warrant was $5.17999, which represents the offering price per share of common stock, minus the exercise price of $.00001 per share. The Pre-funded Warrants are immediately exercisable. The aggregate gross proceeds to the Company from this offering were approximately $10.4 million, before deducting placement agent fees of 6% of the aggregate gross proceeds and other offering expenses payable by the Company.

The Company believes its current cash resources are sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these condensed financial statements and into the second half of 2027. Management continues to actively monitor and manage the Company’s cash position.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(2,641,845)	$(2,510,782)
Net cash used in investing activities	(49,345)	(78,288)
Net cash provided by financing activities	9,680,377	16,885,681
Net increase in cash and cash equivalents	$6,989,187	$14,296,611

Operating activities

During the three months ended March 31, 2026, the Company used $2,641,845 in cash for operating activities, compared to $2,510,782 for the same period in 2025, representing an increase in cash used of $131,063. The increase was primarily driven by a higher net loss after adjusting for non-cash items, partially offset by favorable changes in working capital.

Net loss after non-cash adjustments was $2,787,990 for the three months ended March 31, 2026, compared to $1,831,734 for the same period in 2025, an increase of $956,256. This increase was primarily attributable to a higher net loss of $816,139 and lower non-cash adjustments in the current period. The prior-year period included higher non-cash charges, including share-based compensation of $55,897, non-cash settlements of $58,272, and warrant amendment costs of $48,087, which did not recur in the current period. In addition, the change in fair value of warrants and derivative liabilities resulted in a smaller non-cash gain in 2026 compared to 2025. These factors were partially offset by a modest increase in depreciation and amortization.

Changes in working capital partially offset the increase in cash used in operating activities. Prepaid expenses and other current assets decreased, resulting in a source of cash of $20,243 for the three months ended March 31, 2026, compared to the use of cash of $40,841 for the same period in 2025. Accounts receivable increased, resulting in a use of cash of $10,903 for the three months ended March 31, 2026, compared to $849 for the same period in 2025. These changes were partially offset by an increase in accounts payable, which provided $242,195 of cash for the three months ended March 31, 2026, compared to a use of $15,334 for the same period in 2025. In addition, accrued and other liabilities decreased by $105,390 for the three months ended March 31, 2026, compared to a decrease of $622,024 for the same period in 2025.

The Company expects that cash used in operating activities may increase in future periods as it continues to develop its business. Potential increases in cash usage may be driven by higher legal and professional fees, increased investor outreach programs, and expanded sales and marketing activities. In addition, as the Company advances its commercialization efforts, operating expenses may increase to support these activities, which could result in higher cash utilization.

Investing activities

Net cash used in investing activities decreased to $49,345 for the three months ended March 31, 2026, compared to $78,288 for the same period in 2025, representing a decrease in cash used of $28,943. Cash used in investing activities in both periods related to capitalized patent costs. The decrease was primarily due to lower expenditures related to patent and license filings in the current period compared to the prior-year period.

Financing activities

Net cash provided by financing activities decreased to $9,680,377 for the three months ended March 31, 2026, compared to $16,885,681 for the three months ended March 31, 2025, representing a decrease of $7,205,304.

Cash provided by financing activities for the three months ended March 31, 2026, was primarily attributable to $10,359,982 in aggregate proceeds from a registered direct public offering of common stock and prefunded warrants, partially offset by $679,605 in offering-related issuance costs.

In comparison, cash provided by financing activities for the three months ended March 31, 2025, was primarily driven by $19,722,472 in aggregate proceeds from public and registered direct offerings of common stock and warrants, partially offset by $1,959,642 in issuance costs and $1,213,590 related to the redemption of Series B Preferred Stock. In addition, the prior-year period included $336,441 in proceeds from the exercise of Series C warrants.

The decrease in financing cash flows was primarily attributable to lower aggregate proceeds from public and registered direct offerings for the three months ended March 31, 2026, compared to the same period in 2025.

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

Contractual obligations and commitments

The Company does not have any contractual obligations, not otherwise on our balance sheet as of March 31, 2026.

Off-balance sheet arrangements

We did not have, during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission (“SEC”).

Recently issued accounting pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 4 to our condensed financial statements appearing at the end of this annual report, such standards will not have a material impact on our condensed financial statements or do not otherwise apply to our operations.

Emerging growth company and smaller reporting company status

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected not to “opt out” of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public entities. Accordingly, our condensed financial statements may not be comparable to other public companies that do not elect the extended transition period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

We had cash and cash equivalents and restricted cash totaling $19,029,976 as of March 31, 2026. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs, and generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As required by Exchange Act Rule 13a-15, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 18, 2026. There have been no material changes to our risk factors from those included in such Annual Report. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities of the Company during the period covered by this Quarterly Report on Form 10-Q that were not previously reported in a (i) Current Report on Form 8-K or (ii) Quarterly Report on Form 10-Q.

We did not repurchase any of our equity securities during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Plans

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		Underwriting Agreement, dated January 15, 2025, between the Company and Dawson James Securities, Inc.	8-K	01/17/2025	10.1
3.1		Amended and Restated Certificate of Incorporation of the Company	8-K	04/27/2022	3.1
3.2		Certificate of Amendment dated January 3, 2024 to the Amended and Restated Certificate of Incorporation	8-K	01/04/2024	3.1
3.3		Certificate of Amendment dated January 29, 2025 to the Amended and Restated Certificate of Incorporation	8-K	01/30/2025	3.1
3.4		Certificate of Amendment dated March 26, 2025 to the Amended and Restated Certificate of Incorporation	8-K	03/28/2025	3.1
3.5		Bylaws of the Company	8-K	04/27/2022	3.2
3.6		Amendment to Bylaws dated June 12, 2024	8-K	06/18/2024	3.1
3.7		Series B Convertible Preferred Stock Certificate of Designations dated August 14, 2024	8-K	08/16/2024	3.1
3.8		Series C Convertible Preferred Stock Certificate of Designations dated September 30, 2024	8-K	10/01/2024	3.1
3.9		Certificate of Designation of Series D Junior Participating Preferred Stock of Aclarion, Inc., dated March 19, 2026	8-A	03/19/2026	3.1
4.1		Form of Common Stock Certificate	10-Q	06/06/2022	4.1
4.2		Form of 2022 IPO Public Warrant	8-K	04/27/2022	4.1
4.3		Form of 2022 IPO Representative’s Common Stock Purchase Warrant	8-K	04/27/2022	4.2
4.4		Form of May 2023 Common Stock Warrant	8-K	05/17/2023	10.3
4.5		Form of Common Stock Warrant dated November 21, 2023	8-K	11/22/2023	10.3
4.6		Form of Common Stock Warrant dated September 30, 2024	8-K	10/01/2024	10.2
4.7		February 2024 Form of Common Warrant	S-1/A	02/06/2024	4.5
4.8		February 2024 Form of Prefunded Warrant	S-1/A	02/06/2024	4.6
4.9		January 2025 Form of Series A Warrant	8-K	01/17/2025	4.1
4.10		January 2025 Form of Series B Warrant	8-K	01/17/2025	4.2
4.11		January 2025 Form of Pre-Funded Warrant	8-K	01/17/2025	4.3
4.12		October 2025 Form Pre-Funded Warrant	8-K	10/14/2025	10.2
4.13		January 2026 Form of Pre-Funded Warrant	8-K	01/09/2026	4.1
4.14		Description of Securities	10-K	04/09/2025	4.12
4.15		Stockholder Rights Agreement, dated as of March 19, 2026, by and between Aclarion, Inc. and VStock Transfer, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-A	03/19/2026	4.1
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	3/23/2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	3/23/2022	10.2
10.3	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	01/06/2022	10.4
10.4		License Agreement with UCSF the Regents of the University of California	S-1	01/06/2022	10.6
10.5		Amendment to UC License Agreement	S-1/A	03/04/2022	10.7
10.6	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	03/23/2022	10.8
10.7	**	Right of First Offer Agreement	S-1/A	03/23/2022	10.12

10.8		First Amendment to Right of First Offer Agreement	S-1/A	03/23/2022	10.13
10.9		Second Amendment to Right of First Offer Agreement	S-1/A	03/23/2022	10.14
10.10		Warrant Agent Agreement dated April 21, 2022	8-K	04/27/2022	10.1
10.11		Siemens Strategic Collaboration Agreement	S-1	01/06/2022	10.17
10.12	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	01/06/2022	10.20
10.13	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	01/06/2022	10.21
10.14	#	Nocimed, Inc. 2015 Stock Plan	S-8	05/26/2022	99.4
10.15	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	05/26/2022	99.5
10.16		Form of 2023 Registration Rights Agreement	8-K	05/17/2023	10.4
10.17		February 2024 Form of Warrant Agency Agreement	S-1/A	02/23/2024	4.7
10.18		White Lion White Lion Equity Line Common Stock Purchase Agreement dated October 9, 2023	8-K	10/10/2023	10.1
10.19		Amendment dated as of November 27, 2024 to Common Stock Purchase Agreement, dated as of October 9, 2023, by and between White Lion Capital, LLC and Aclarion, Inc.	8-K	11/27/2024	10.1
10.20		White Lion Equity Line Registration Rights Agreement	8-K	10/10/2023	10.2
10.21		At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC dated September 24, 2024	8-K	09/24/2024	1.1
10.22		Form of Registration Rights Agreement dated November 21, 2023	8-K	11/22/2023	10.4
10.23		Form of Registration Rights Agreement dated September 30, 2024	8-K	10/01/2024	10.3
10.24	#	Employment Agreement of Gregory Gould	8-K	09/03/2025	10.1
10.25	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	10-Q	11/12/2025	10.26
10.26		October 2025 Form of Securities Purchase Agreement	8-K	10/14/2025	10.1
10.27		January 2026 Form of Securities Purchase Agreement	8-K	1/9/2026	10.1
19.1		Insider Trading Policy	10-K	04/09/2025	19.1
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Aclarion Clawback Policy	10-K	03/28/2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

By:	/s/ Brent Ness
Brent Ness Chief Executive Officer

By:	/s/ Gregory A. Gould
Gregory A. Gould Chief Financial Officer

Date: May 13, 2026

