Form 10-Q
period 2026-06-30
Aclarion, Inc.
filed 2026-08-06
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 04, 2026, there were 2,882,371 shares of the registrant’s common stock, $0.00001 par value per share, outstanding.

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aclarion, Inc.

Condensed Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,285,462	$12,015,789
Restricted cash	25,000	25,000
Accounts receivable, net	28,172	29,680
Prepaid expense	445,574	316,235
Other current assets	10,000	10,000
Total current assets	16,794,208	12,396,704

Non-current assets:
Property and equipment, net	23,233	24,169
Intangible assets, net	1,222,213	1,251,531
Total non-current assets	1,245,446	1,275,700

Total assets	$18,039,654	$13,672,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$704,979	$332,962
Accrued and other liabilities	331,910	504,262
Warrant liability	45	63
Total current liabilities	1,036,934	837,287

Total liabilities	1,036,934	837,287

Commitments and contingencies (see Note 10)

Stockholders’ equity:
Common stock - $.00001 par value, 200,000,000 authorized,2,462,250 and 854,371 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (See Note 11)	25	9
Additional paid-in capital	81,099,761	71,331,048
Accumulated deficit	(64,097,066)	(58,495,940)
Total stockholders’ equity	17,002,720	12,835,117
Total liabilities and stockholders’ equity	$18,039,654	$13,672,404

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Revenue	$25,208	$19,319	$46,348	$38,309
Cost of revenue	16,911	14,179	34,301	37,658
Gross profit	8,297	5,140	12,047	651

Operating expenses:
Sales and marketing	877,160	343,765	1,785,957	646,350
Research and development	297,070	270,434	612,487	468,622
General and administrative	1,733,789	1,127,449	3,500,266	2,114,112
Total operating expenses	2,908,019	1,741,648	5,898,710	3,229,084

Loss from operations	(2,899,722)	(1,736,508)	(5,886,663)	(3,228,433)

Other income (expense):
Gain on extinguishment of debt	–	–	–	73,272
Changes in fair value of warrant and derivative liabilities	–	45	18	11,766
Penalties and settlements	–	–	–	(672,500)
Interest income	157,346	135,865	290,381	178,028
Other, net	(5,175)	(159)	(4,862)	(326)
Total other income (expense)	152,171	135,751	285,537	(409,760)

Loss before income taxes	(2,747,551)	(1,600,757)	(5,601,126)	(3,638,193)
Income tax provision	–	–	–	–
Net loss	$(2,747,551)	$(1,600,757)	$(5,601,126)	$(3,638,193)

Dividends on preferred stock	–	–	–	(6,683)
Net loss allocable to common stockholders	$(2,747,551)	$(1,600,757)	$(5,601,126)	$(3,644,876)
Net loss per share allocable to common stockholders	$(1.12)	$(2.75)	$(2.44)	$(9.09)
Weighted average shares of common stock outstanding, basic and diluted	2,462,250	582,371	2,296,061	400,868

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock			Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value		Capital	Deficit	Total
For the Six Months Ended June 30, 2025
Balance, December 31, 2024	930	$–	874	$–	1,370	$	*	$52,232,368	$(51,262,311)	$970,057
Share-based compensation	–	–	–	–	–		–	55,897	–	55,897
Registered direct offerings of common stock	–	–	–	–	19,144		*	5,167,927	–	5,167,927
Public offering of common stock and warrants	–	–	–	–	16,048		*	14,554,545	–	14,554,545
Common stock issuance costs	–	–	–	–	–		–	(2,101,282)	–	(2,101,282)
Redemption of Series B preferred stock	(930)	–	–	–	–		–	(1,213,590)	–	(1,213,590)
Conversion of C-series preferred stock to common stock	–	–	(874)	–	687		*	–	–	*
Exercise of C-series warrants	–	–	–	–	629		*	336,441	–	336,441
Warrant amendment	–	–	–	–	–		–	48,087	–	48,087
Alternative cashless exercise of B warrants	–	–	–	–	544,299		5	(5)	–	–
Round-up conversion related to reverse stock splits	–	–	–	–	161		*	(1)	–	(1)
Net loss	–	–	–	–	–		–	–	(2,037,436)	(2,037,436)
Balance, March 31, 2025	–	$–	–	$–	582,338		$6	$69,080,387	$(53,299,747)	$15,780,645
Share-based compensation	–	–	–	–	–		–	28,360	–	28,360
Round-up conversion related to reverse stock splits	–	–	–	–	33		*	–	–	*
Common stock issuance costs	–	–	–	–	–		–	(18,150)	–	(18,150)
Net loss	–	–	–	–	–		–	–	(1,600,757)	(1,600,757)
Balance, June 30, 2025	–	$–	–	$–	582,371		$6	$69,090,597	$(54,900,504)	$14,190,098

For the Six Months Ended June 30, 2026
Balance, December 31, 2025	–	$–	–	$–	854,371		$9	$71,331,048	$(58,495,940)	$12,835,117
Share-based compensation	–	–	–	–	–		–	4,694	–	4,694
Registered direct offerings of common stock	–	–	–	–	200,000		2	1,035,998	–	1,036,000
Proceeds from direct offering of prefunded warrants	–	–	–	–	–		–	9,323,982	–	9,323,982
Exercise of prefunded warrants	–	–	–	–	1,390,500		14	(14)	–	–
Common stock issuance costs	–	–	–	–	–		–	(691,739)	–	(691,739)
Net loss	–	–	–	–	–		–	–	(2,853,575)	(2,853,575)
Balance, March 31, 2026	–	$–	–	$–	2,444,871		$25	$81,003,969	$(61,349,515)	$19,654,479
Share-based compensation	–	–	–	–	–		–	102,117	–	102,117
Exercise of prefunded warrants	–	–	–	–	17,379		–	–	–	–
Common stock issuance costs	–	–	–	–	–		–	(6,325)	–	(6,325)
Net loss	–	–	–	–	–		–	–	(2,747,551)	(2,747,551)
Balance, June 30, 2026	–	$–	–	$–	2,462,250		$25	$81,099,761	$(64,097,066)	$17,002,720

*	Rounds to less than one dollar

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,601,126)	$(3,638,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,778	107,729
Share-based compensation	106,811	84,257
Amendment of warrants	–	48,087
Non-cash settlements	–	58,272
Change in fair value related to warrants and derivative	(18)	(11,766)
Change in operating assets and liabilities
Accounts receivable	1,508	(2,595)
Prepaids and other current assets	(129,339)	(232,111)
Accounts payable	372,842	(268,237)
Accrued and other liabilities	(172,352)	(521,837)
Net cash used in operating activities	(5,298,896)	(4,376,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets – Patents	(90,716)	(121,810)
Fixed assets	(1,808)	(480)
Net cash used in investing activities	(92,524)	(122,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Public offering of common stock and warrants	–	14,554,545
Registered direct offerings of common stock	1,036,000	5,167,927
Proceeds from direct offering of prefunded warrants	9,323,982	–
Common stock cash issuance costs	(698,889)	(1,959,643)
Exercise of Series C warrants	–	336,441
Redemption of Series B Preferred stock	–	(1,213,590)
Net cash provided by financing activities	9,661,093	16,885,680

Net increase in cash, cash equivalents and restricted cash	4,269,673	12,386,996
Cash, cash equivalents and restricted cash, beginning of period	12,040,789	463,661
Cash, cash equivalents and restricted cash, end of period	$16,310,462	$12,850,657

Cash paid for interest	$–	$–
Cash paid for income taxes	$800	$–

Non-cash activities
Capitalization of Series B preferred stock dividends	$–	$5,425
Capitalization of Series C preferred stock dividends	$–	$1,258
Conversion of Series C preferred stock to common stock	$–	$548,534
Cashless exercise of B warrants to common stock	$–	$9,539,081

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

The condensed balance sheet as of June 30, 2026, was derived from the audited financial statements as of December 31, 2025. The results of operations for interim periods are not necessarily indicative of results for the full fiscal year or any future period.

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

The condensed financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to depreciation, amortization, and valuation of warrants, warrant and derivative liabilities, and options to purchase shares of the Company’s common stock. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had $602,715 cash deposits and $15,707,747 of cash equivalents at June 30, 2026. The Company had $273,290 cash deposits and $11,767,499 of cash equivalents at December 31, 2025.

The Company maintains cash deposits and cash equivalents at three financial institutions, which are insured by the FDIC up to $250,000. The Company’s cash balance may at times exceed these limits. On June 30, 2026 and December 31, 2025, the Company had $15,810,462 and $11,540,789, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of June 30, 2026, $25,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank.

Accounts Receivable, Less Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and presented net of an allowance for expected credit losses. The allowance is based on historical loss experience, receivable aging, current economic conditions, and reasonable and supportable forecasts. The Company reassesses the allowance each reporting period. As of June 30, 2026 and December 31, 2025, the allowance for credit losses was $6,359 and $6,241, respectively.

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

Step 5 – Recognize Revenue When (Or As) The Entity Satisfies The Performance Obligations – Revenue is recognized at a point in time when control of the Nociscan report is transferred to the customer, which occurs upon delivery of the report. At that time, the company has fulfilled its performance obligation and has no further obligations to the customer. The Company invoices customers in accordance with the billing schedules set forth in its sales arrangements. Payment terms are generally 30 days from the invoice date.

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

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents and restricted cash of $16,310,462. We believe our existing cash and cash equivalents and restricted cash will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of this report. This estimate is based on assumptions that may prove to be incorrect, and actual results could differ materially. We may require additional capital to support our operations and execute our business strategy. The timing and availability of such financing are uncertain and will depend on a number of factors, including market conditions and our operating performance. If we are unable to obtain additional financing on acceptable terms, or at all, we may be required to delay, reduce, or discontinue certain operating activities, including the commercialization or further development of our SaaS platform.

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other costs directly attributable to in-process equity financings as deferred offering costs until such financings are completed. Upon completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering.

During the six months ended June 30, 2026, the Company completed a registered direct offering of common shares and pre-funded warrants, resulting in aggregate gross proceeds of approximately $10.4 million.

In connection with the closing of the offering during the six months ended June 30, 2026, $698,064 of deferred offering costs were reclassified to additional paid-in capital, of which $671,600 was offset against gross proceeds and $26,464 was paid or accrued.

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

The Company issues restricted stock unit awards to employees, nonemployee board members and non-employee consultants who are providing various services. The awards are valued at the market price on the date of the grant. The awards vest over the contract life and based on achievement of targeted performance milestones.

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

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a segment level. The CODM assesses performance for the Nociscan segment and decides how to better allocate resources based on the segment strategy and net income (losses) that are reported on the Statements of Operations. The Company’s objective in making resource allocation decisions is to optimize the financial results. The accounting policies of our Nociscan segment are the same as those described in the summary of significant accounting policies herein.

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

•	Level 1: Quoted prices in active markets for identical assets or liabilities
•	Level 2: Observable inputs other than quoted prices included in Level 1
•	Level 3: Significant unobservable inputs

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of June 30, 2026
	Fair value on	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$15,707,747	$15,707,747	$–	$–

Liabilities
Warrant liability	$45	$–	$–	$45

There were no transfers between Level 1, 2, and 3 during the six months ended June 30, 2026.

The following table presents changes in Level 3 liabilities measures at fair value for the six months ended June 30, 2026. Both observable and unobservable inputs were used to determine the fair value positions that the Company has classified within the Level 3 category.

Warrant Liability
Balance - January 1, 2026	$63
Change in fair value	(18)
Balance - June 30, 2026	$45

The fair value of the warrants to purchase shares of common stock was estimated using the following assumptions:

	As of Issuance Warrant Liability	As of June 30, 2026 Warrant Liability (1)	As of December 31, 2025 Warrant Liability (2)
Strike Price	$10.02	$–	$–
Contractual term (years)	5.0	–	–
Volatility (annual)	80.0%	–	–
Risk-free rate	3.5%	–	–
Floor Financing price	$8.00	$–	$–

(1)	The warrant liability as of June 30, 2026 was measured at fair value based on the Company’s closing market price of $2.88 per share as of that date, applied to the number of warrant shares outstanding.

(2)	The warrant liability as of December 31, 2025 was measured at fair value based on the Company’s closing market price of $4.60 per share as of that date, applied to the number of warrant shares outstanding.

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

As of June 30, 2026, the Company had no contract assets. The Company's contract liability (deferred revenue) balance was $13,597 as of June 30, 2026 and $1,900 as of December 31, 2025.

NOTE 6. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Accounts receivable, net

	June 30, 2026	December 31, 2025
Accounts receivable	$34,531	$35,921
Less: Allowance for credit losses	(6,359)	(6,241)
	$28,172	$29,680

Prepaids expenses:

	June 30, 2026	December 31, 2025
Prepaid D&O Insurance	$225,000	$121,458
Prepaid Health Insurance	30,862	23,682
Prepaid Other Insurance	13,058	16,947
Prepaid Clinical	43,828	27,328
Prepaid Subscription Annual Fees	32,945	24,632
Prepaid NASDAQ Annual Fees	28,000	–
Prepaid Royalties	29,167	54,167
Prepaid Consulting	29,760	6,700
Prepaid – other	12,954	41,321
	$445,574	$316,235

Accounts payable:

	June 30, 2026	December 31, 2025
Accounts payable	$702,483	$324,470
Credit cards payable	2,496	8,492
	$704,979	$332,962

Accrued and other liabilities:

	June 30, 2026	December 31, 2025
Accrued bonus	$92,641	$393,361
Accrued audit and legal expenses	78,559	10,000
Accrued board compensation	66,250	66,250
Accrued Delaware state taxes	50,000	–
Other accrued expenses and liabilities	44,460	34,651
	$331,910	$504,262

NOTE 7. LEASES

The Company did not enter into any lease arrangements during the six months ended June 30, 2026 and 2025 and had no lease liabilities as of June 30, 2026 and December 31, 2025.

NOTE 8. PROPERTY, PLANT, AND EQUIPMENT

The Company’s property and equipment are as follows:

	June 30, 2026	December 31, 2025
Computer and office equipment	$27,738	$25,930
Less: Accumulated depreciation	(4,505)	(1,761)
Property and equipment, net	$23,233	$24,169

Depreciation expense related to property and equipment were $1,447 and $466 for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense related to property and equipment were $2,744 and $871 for the six months ended June 30, 2026 and 2025, respectively.

Future depreciation and amortization of property, equipment, and software is as follows:

2026 (remainder of 2026)	$2,894
2027	5,789
2028	5,789
2029	5,252
2030	3,509
Total	$23,233

NOTE 9. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	June 30, 2026 (Unaudited)	December 31, 2025
Patents and licenses	$2,857,162	$2,766,447
Other	5,017	5,017
	2,862,179	2,771,464
Less: accumulated amortization	(1,639,966)	(1,519,933)
Intangible assets, net	$1,222,213	$1,251,531

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement and charged to research and development.

Amortization expense related to purchased intangible assets was $60,422 and $53,449 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense related to purchased intangible assets was $120,034 and $108,211 for the six months ended June 30, 2026 and 2025, respectively.

Patents and trademarks are reviewed for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment was recognized for the six months ended June 30, 2026 and 2025.

Future amortization of intangible assets is as follows:

2026 (remainder of 2026)	$121,740
2027	243,480
2028	243,480
2029	243,480
2030	243,480
Thereafter	126,553
Total	$1,222,213

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

The Company recorded royalty costs of $12,500 for the three months ended June 30, 2026, and 2025, respectively, and $25,000 for the six months ended June 30, 2026, and 2025, respectively, as Cost of Revenue.

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

In March 2025 we paid $687,500 to settle a dispute under the “fee tail” provision of an investment banking agreement that the Company had previously entered into. This payment was partially offset by a $15,000 favorable accounts payable settlement, resulting in penalties and settlements expense of $672,500 for the six months ended June 30, 2025. There were no penalties or settlements paid in the six months ended June 30, 2026.

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

As of June 30, 2026, substantially all pre-funded warrants had been exercised, and an immaterial number remain outstanding.

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

On January 22, 2025, the Company redeemed all outstanding Series B Preferred Stock and related accrued dividends for approximately $1.2 million. No Series B Preferred Stock was outstanding as of June 30, 2026 or December 31, 2025.

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

No Series C Preferred Stock or related warrants were outstanding as of June 30, 2026 or December 31, 2025.

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

The pre-funded warrants were exercisable at a nominal price and were fully exercised as of March 31, 2025. The Series A and Series B common warrants are exercisable at $180.90 per share and became exercisable upon stockholder approval. The Series A common warrants expire five years from the initial exercise date, and the Series B common warrants expire two and one-half years from the initial exercise date. All share and per share amounts have been retroactively adjusted to reflect the 2025 Stock Splits.

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

No Series A warrants had been exercised as of June 30, 2026.

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

No pre-funded warrants related to this offering were outstanding as of June 30, 2026.

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

As of June 30, 2026, 1,379,879 Pre-funded Warrants have been exercised, and 420,121 Pre-funded Warrants remain unexercised and outstanding. Subsequent to June 30, 2026 and through filing date, the remaining 420,121 Pre-funded Warrants were exercised in full, resulting in the issuance of 420,121 shares of common stock. As of the filing date, no Pre-funded Warrants remain outstanding.

Stockholder Rights Agreement

On March 19, 2026, the Company’s board of directors adopted a stockholder rights agreement and declared a dividend of one right (each, a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on March 30, 2026. Each Right entitles its holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.00001 per share, of the Company at an exercise price of $14.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 19, 2026 (the “Rights Agreement”), by and between the Company and VStock Transfer, LLC, as rights agent. Subject to certain exceptions, Rights become exercisable and trade separately from our common stock only upon the earlier of (i) the close of business on the tenth business day following the public announcement of an Acquiring Person (as defined in the Rights Agreement) beneficially owning 10% or more of our common stock, and (ii) the close of business on the tenth business day after the commencement of a tender offer or exchange offer that, if consummated, would result in a person or group becoming an Acquiring Person. The Rights will expire on March 18, 2027, unless such Rights are earlier redeemed, exchanged or terminated, as provided in the Rights Agreement.

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

2026 Stock Repurchase Program

The board of directors of the Company approved a share repurchase program in April 2026. Under the share repurchase program, the Company may repurchase up to $2.5 million in value of the Company’s outstanding shares of common stock from time to time over the next 12 months. The Company may buy back its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and federal and state laws governing such transactions, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The share repurchase program does not oblige the Company to acquire any specific number of shares and may be modified, discontinued, or suspended at any time. As of June 30, 2026 the Company had not purchased any shares under this plan.

Warrants

The following table summarizes the Company’s outstanding warrants as of June 30, 2026. The warrants and related strike prices have been adjusted to reflect the 2025 Stock Splits:

Issue Date	Strike Price	Number Outstanding	Expiration
April 21, 2022 (1)	$629,532	17	April 21, 2027
April 21, 2022	$787,277	1	April 26, 2027
April 21, 2022	$629,532	3	April 21, 2027
May 16, 2023	$2,623	9	May 16, 2028
November 21, 2023	$2,623	5	November 21, 2028
November 21, 2023	$1	1	November 21, 2028
February 27, 2024	$5,246	1,144	February 27, 2029
August 27, 2024	$250	22	August 27, 2029
August 27, 2024	$181	221	September 5, 2027
January 16, 2025 (2)	$181	18,242	March 5, 2030
January 16, 2025 (3)	$181	45	September 5, 2027
January 9, 2026 (4)	$0.00001	420,121	Do Not Expire

(1)	These warrants were issued as part of the Company’s initial public offering completed April 2022, and trade on Nasdaq under the ticker symbol “ACONW.”
(2)	These Series A warrants were issued as part of the Company’s public offering completed January 16, 2025.
(3)	These Series B warrants were issued as part of the Company’s public offering completed January 16, 2025.
(4)	These Pre-Funded warrants were issued as part of the Company’s public offering completed January 9, 2026 and have an exercise price of $0.00001.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	Three Months Ended June 30,
	2026	2025
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(2,747,551)	$(1,600,757)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	2,462,250	582,371

	Six Months Ended June 30,
	2026	2025
Numerator:
Net loss allocable to common stockholders used to compute basic and diluted loss per common share	$(5,601,126)	$(3,644,876)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	2,296,061	400,868

The following outstanding potentially dilutive securities were excluded from the weighted average calculation of dilutive loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	Six Months Ended June 30,
	2026	2025
Warrants	606,020	25,709
Restricted stock units	83,167	–
Stock options	22,685	19
	711,872	25,728

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

Pursuant to the 2022 Plan’s automatic annual increase provision, the number of shares available for issuance increased by 68 shares on January 1, 2025, resulting in a total share reserve of 256 shares. On January 1, 2026, the share reserve increased by an additional 42,718 shares, resulting in 42,974 shares available for future grants under the 2022 Plan.

During the three months ended June 30, 2026, the Company’s stockholders approved an amendment to the 2022 Plan increasing the aggregate number of shares authorized for issuance under the Plan by 457,026 shares, from 42,974 shares to 500,000 shares.

Awards granted under the 2022 Plan may include incentive stock options and restricted stock awards. Stock options may be classified as either incentive stock options or nonqualified stock options, generally have contractual terms of up to ten years, and vest in accordance with the terms specified in the applicable award agreements.

On June 11, 2026, the Compensation Committee approved grants of an aggregate of 499,000 Restricted Stock Units (“RSUs”) under the Company’s amended 2022 Equity Incentive Plan to executive officers, employees, consultants, and non-employee directors. The RSUs vest in full on June 1, 2027, subject to each recipient’s continued service through the vesting date, and provide for accelerated vesting upon a qualifying Change in Control.

As of June 30, 2026, 996 shares remained available for future grants under the 2022 Plan, reflecting the 500,000 shares authorized less the 499,000 RSUs granted on June 11, 2026 and 4 shares underlying stock options granted in 2022 and 2023.

No stock options were granted under the 2022 Plan during the six months ended June 30, 2026 or 2025.

All share amounts presented herein have been retroactively adjusted to reflect the Company’s 2025 reverse stock splits.

Inducement Grants Outside the 2022 Plan

On September 2, 2025, the Company granted a stock option to its incoming Chief Financial Officer, Gregory Gould, as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4). The award was granted outside of the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), but otherwise substantially mirrors the terms and conditions of the 2022 Plan. The option provides for the purchase of 17,000 shares of the Company’s common stock at an exercise price of $7.15 per share, equal to the fair market value on the grant date. The option vests over a four-year service period and expires on September 2, 2035.

On May 5, 2026, the Company granted a second inducement award to Dan Keefe, Commercial Director–West, in connection with the commencement of his employment, also in accordance with Nasdaq Listing Rule 5635(c)(4). The award, which was granted outside of the 2022 Plan, provides for a nonqualified stock option to purchase 17,000 shares of the Company’s common stock at an exercise price of $3.20 per share, equal to the closing market price on the grant date. The option vests over four years, with 25% vesting on the first anniversary of the vesting commencement date and the remaining 75% vesting in equal monthly installments over the following 36 months, subject to continued service. The option expires on May 5, 2036.

The Company accounts for both inducement awards in accordance with ASC 718, Compensation—Stock Compensation. Because these awards were granted outside of the 2022 Plan, they do not reduce the shares available for future issuance under the Plan.

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

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant, for a term consistent with the expected term of the award.

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A summary of option activity under the Company’s 2015 and 2022 incentive plans are as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Balance at December 31, 2025	19	$277,881	5.2
Options granted	–	–	–
Options exercised	–	–	–
Options forfeited/expired	(1)	$193,911	–
Balance at June 30, 2026	18	$282,546	5.0

Exercisable at December 31, 2025	19	$277,881	5.2
Exercisable at June 30, 2026	18	$282,546	5.0

The aggregate intrinsic value of options outstanding at June 30, 2026 is $0. The aggregate intrinsic value of vested and exercisable options at June 30, 2026 is $0.

A summary of inducement option activity outside of the Company’s 2015 and 2022 incentive plans are as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Balance at December 31, 2025	17,000	$7.15	9.7
Options granted	17,000	$3.20	9.8
Options exercised	–	–	–
Options forfeited/expired	–	–	–
Balance at June 30, 2026	34,000	$5.18	9.4

Exercisable at December 31, 2025	–	$–	–
Exercisable at June 30, 2026	–	$–	–

During the three and six months ended June 30, 2026, the Company recognized $12,128 and $16,822, respectively, of stock-based compensation expense related to stock options. During the three and six months ended June 30, 2025, the Company recognized $28,360 and $84,257, respectively, of stock-based compensation expense related to stock options.

As of June 30, 2026, there was approximately $145,720 of total unrecognized compensation cost related to non-vested stock options.

Restricted Stock Units

On June 11, 2026, the Compensation Committee approved grants of an aggregate of 499,000 Restricted Stock Units (“RSUs”) under the Company’s amended 2022 Equity Incentive Plan to executive officers, employees, consultants, and non-employee directors. The RSUs vest in full on June 1, 2027, subject to each recipient’s continued service through the vesting date, and provide for accelerated vesting upon a qualifying Change in Control.

A summary of restricted stock units activity is as follows:

	RSU’s Outstanding	Weighted-Average Grant-Date Fair Value per Unit
Nonvested as of December 31, 2025	–	$–
Granted	499,000	$3.21
Vested	–	–
Forfeited	–	–
Nonvested as of June 30, 2026	499,000	$3.21

During the three and six months ended June 30, 2026, the Company recognized $89,989 of stock-based compensation expense related to RSUs. No stock-based compensation expense related to RSUs was recognized during the three and six months ended June 30, 2025, as no RSUs were outstanding.

As of June 30, 2026, total unrecognized compensation cost related to nonvested RSUs was $1,511,801, which is expected to be recognized over a weighted-average period of approximately 0.92 years. There was no unrecognized compensation cost related to nonvested RSUs as of December 31, 2025.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Sales and marketing	$20,460	$–	$20,460	$–
Research and development	8,115	–	8,115	–
General and administrative	73,542	28,360	78,236	84,257
	$102,117	$28,360	$106,811	$84,257

NOTE 14. SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 06, 2026, the date the condensed financial statements were available to be issued, and concluded that no events have occurred that require adjustment to or disclosure in the accompanying condensed financial statements.

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

Results Of Operations:

For the Three Months Ended June 30, 2026, and 2025:

The following table summarizes our results of operations for the three months ended June 30, 2026, and 2025.

	Three Months Ended June 30,
	2026	2025	$ Change
Revenue:
Revenue	$25,208	$19,319	$5,889
Cost of revenue	16,911	14,179	2,732
Gross profit	8,297	5,140	3,157
	32.9%	26.6%
Operating expenses:
Sales and marketing	877,160	343,765	533,395
Research and development	297,070	270,434	26,636
General and administrative	1,733,789	1,127,449	606,340
Total operating expenses	2,908,019	1,741,648	1,166,371

Loss from operations	(2,899,722)	(1,736,508)	(1,163,214)

Other income (expense):
Changes in fair value of warrant and derivative liabilities	–	45	(45)
Interest income	157,346	135,865	21,481
Other, net	(5,175)	(159)	(5,016)
Total other income	152,171	135,751	16,420

Loss before income taxes	(2,747,551)	(1,600,757)	(1,146,794)
Income tax provision	–	–	–
Net loss	$(2,747,551)	$(1,600,757)	$(1,146,794)

Dividends on preferred stock	–	–	–
Net loss allocable to common stockholders	$(2,747,551)	$(1,600,757)	$(1,146,794)
Net loss per share allocable to common stockholders	$(1.12)	$(2.75)	$1.63
Weighted average shares of common stock outstanding, basic and diluted	2,462,250	582,371	1,879,879

Total Revenues.

Total revenues for the three months ended June 30, 2026 were $25,208, which was an increase of $5,889 or 30.5%, from $19,319 for the three months ended June 30, 2025. This increase in revenue was driven primarily by the growing volume of NOCISCAN® reports sold into the UK market following recent local coverage decisions. We expect this increase in revenue to continue as we bring on more insurance payors, and our scan volumes increase.

Cost of Revenue.

Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (Radnet), and credit card fees. Total cost of revenue was $16,911 for the three months ended June 30, 2026, compared to $14,179 for the same period ended June 30, 2025, an increase of $2,732 or 19.3%. The increase was primarily attributable to the growth in our sales as well as higher hosting software costs, partially offset by a reduction in partner fees.

Sales and Marketing.

Sales and marketing expenses primarily consist of post-clearance clinical services related to the CLARITY Trial, product marketing consulting, travel and entertainment costs, and salaries and benefits. Sales and marketing expenses totaled $877,160 for the three months ended June 30, 2026, compared to $343,765 for the three months ended June 30, 2025, representing an increase of $533,395 or 155.2%.

The increase in sales and marketing expenses was primarily driven by increased salaries and benefits due to adding three new salespeople in the United States and the United Kingdom. The increase was $286,804 to $382,014 for the three months ended June 30, 2026, compared to $95,210 for the same period in 2025, primarily due to increased salary expense and accruals for incentive-based performance payouts. We expect salaries and benefits to continue at this higher rate through 2026.

Sales and Marketing expense also increased due to higher post-clearance clinical services, which was $189,724 for the three months ended June 30, 2026, compared to $140,517 for the same period in 2025, an increase of $49,207, reflecting costs associated with the initiation of the CLARITY Trial, for which the first patient enrolled in June 2025. With continued enrollment in the CLARITY Trial in 2026, we expect these expenses will continue to increase for the remainder of 2026.

Product marketing consulting expenses increased by $89,336 to $101,374 for the three months ended June 30, 2026, compared to $12,038 for the same period in 2025, reflecting expanded use of external marketing consultants.

Reimbursement consulting expenses were $66,712 for the three months ended June 30, 2026, compared to $12,000 for the three months ended June 30, 2025, an increase of $54,712. The increase was primarily attributable to the startup and implementation of the Company’s hybrid reimbursement and patient access program and ongoing strategic reimbursement support.

Travel and entertainment expenses increased by $12,619 to $75,158 for the three months ended June 30, 2026, compared to $62,539 for the same period in 2025, primarily due to the new sales personnel activities supporting local coverage determinations in the United States and United Kingdom.

Research and Development.

Research and development expenses increased by $26,636, or 9.8% to $297,070 for the three months ended June 30, 2026, compared to $270,434 for the three months ended June 30, 2025.

The increase was primarily driven by higher quality system and consulting expenses increased by $26,516 to $130,640 for the three months ended June 30, 2026, compared to $104,124 for the same period in 2025, primarily as a result of expanded regulatory compliance and documentation activities. We expect research and development expenses to continue to increase as we continue the development of the Nociscan 3.0 product.

In addition, patent maintenance fees, which totaled $19,053 for the three months ended June 30, 2026, compared to $11,705 for the same period in 2025, an increase of $7,348. This rise reflects the Company’s ongoing efforts to strengthen and expand protection of its intellectual property portfolio.

General and Administrative.

General and administrative expenses were $1,733,789 for the three months ended June 30, 2026, compared to $1,127,449 for the three months ended June 30, 2025, representing an increase of $606,340 or 53.8%.

The increase was primarily driven by legal expenses which were $250,871 compared to $99,483 in the same period in 2025, an increase of $151,388 primarily due to increased legal and advisory fees associated with corporate governance and shareholder-related matters.

For the three months ended June 30, 2026, salaries and benefits increased by $131,784 to $562,605 for the three months ended June 30, 2026, compared to $430,821 for the same period in 2025, primarily due to accruals for incentive-based performance and stock-based compensation. The Company recorded accruals under its 2026 incentive bonus program totaling $213,125 for the three months ended June 30, 2026, compared to $154,688 for the same period in 2025, an increase of $58,437, primarily due to the addition of new participants to the program. Stock-based compensation expense was $73,542 for the three months ended June 30, 2026, compared to $28,360 for the same period in 2025, an increase of $45,182, primarily attributable to restricted stock unit expense recognized following the equity awards granted under the Company’s 2022 Equity Incentive Plan in June 2026.

Investor relations expenses also increased to $205,648 for the three months ended June 30, 2026, compared to $155,297 in the corresponding prior-year period, representing an increase of $50,351 primarily reflecting expanded investor outreach activities and increased use of third-party investor relations service providers.

Delaware franchise tax expense increased to $80,190 for the three months ended June 30, 2026, from $10,190 in the prior-year period, an increase of $70,000, primarily due to changes in the Company’s capital structure and the methodology used to calculate the Company’s Delaware franchise tax obligation.

Changes in Fair Value of Warrant Liabilities.

The Company’s warrant liabilities are measured at fair value at each reporting date. For the three months ended June 30, 2026, remeasurement of the outstanding warrants resulted in no material fair value adjustment, compared to a favorable adjustment of $45 recognized in the same period of the prior year.

Interest Income.

Interest income was $157,346 for the three months ended June 30, 2026, compared to $135,865 for the same period in 2025, an increase of $21,481, primarily reflecting higher average cash balances following the Company’s fundraising activities and related interest earned on money market deposits.

For the Six Months Ended June 30, 2026, and 2025:

The following table summarizes our results of operations for the six months ended June 30, 2026, and 2025.

	Six Months Ended June 30,
	2026	2025	$ Change
Revenue:
Revenue	$46,348	$38,309	$8,039
Cost of revenue	34,301	37,658	(3,357)
Gross profit	12,047	651	11,396

Operating expenses:
Sales and marketing	1,785,957	646,350	1,139,607
Research and development	612,487	468,622	143,865
General and administrative	3,500,266	2,114,112	1,386,154
Total operating expenses	5,898,710	3,229,084	2,669,626

Loss from operations	(5,886,663)	(3,228,433)	(2,658,230)

Other income (expense):
Gain on extinguishment of debt	–	73,272	(73,272)
Changes in fair value of warrant and derivative liabilities	18	11,766	(11,748)
Penalties and settlements	–	(672,500)	672,500
Interest income	290,381	178,028	112,353
Other, net	(4,862)	(326)	(4,536)
Total other income (expense)	285,537	(409,760)	695,297

Loss before income taxes	(5,601,126)	(3,638,193)	(1,962,933)
Income tax provision	–	–	–
Net loss	$(5,601,126)	$(3,638,193)	$(1,962,933)

Dividends on preferred stock	–	(6,683)	6,683
Net loss allocable to common stockholders	$(5,601,126)	$(3,644,876)	$(1,956,250)
Net loss per share allocable to common stockholders	$(2.44)	$(9.09)	$6.65
Weighted average shares of common stock outstanding, basic and diluted	2,296,061	400,868	1,895,193

Total Revenues.

Total revenues for the six months ended June 30, 2026 were $46,348 which was an increase of $8,039 or 21.0%, from $38,309 for the six months ended June 30, 2025. This increase in revenue was driven primarily by the growing volume of NOCISCAN® reports sold into the UK market following recent local coverage decisions. We expect this increase in revenue to continue as we bring on more insurance payors, and our scan volumes increase.

Cost of Revenue.

Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (Radnet), and credit card fees. Total cost of revenue was $34,301 for the six months ended June 30, 2026, compared to $37,658 for the same period ended June 30, 2025, a decrease of $3,357 or 8.9%. The decrease was primarily attributable to improved operating efficiencies with an higher gross margin over increased revenues.

Sales and Marketing.

Sales and marketing expenses primarily consist of post-clearance clinical services related to the CLARITY Trial, product marketing consulting, travel and entertainment costs, and salaries and benefits. Sales and marketing expenses totaled $1,785,957 for the six months ended June 30, 2026, compared to $646,350 for the six months ended June 30, 2025, representing an increase of $1,139,607 or 176.3%.

The increase in sales and marketing expenses was primarily driven by increased salaries and benefits due to adding three new salespeople in the United States and the United Kingdom. The increase was $514,975 to $685,858 for the six months ended June 30, 2026, compared to $170,883 for the same period in 2025, primarily due to increased salary expense and accruals for incentive-based performance payouts. We expect salaries and benefits to continue at this higher rate through 2026.

Sales and Marketing expenses also increased due to higher post-clearance clinical services, which was $380,745 for the six months ended June 30, 2026, compared to $291,049 for the same period in 2025, an increase of $89,696, reflecting costs associated with the initiation of the CLARITY Trial, for which the first patient enrolled in June 2025. With continued enrollment in the CLARITY Trial in 2026, we expect these expenses will continue to increase for the remainder of 2026.

Product marketing consulting expenses increased by $328,737 to $351,748 for the six months ending June 30, 2026, compared to $23,011 for the same period in 2025, reflecting expanded use of external marketing consultants.

Reimbursement consulting expenses were $116,050 for the six months ended June 30, 2026, compared to $12,000 for the six months ended June 30, 2025, an increase of $104,050. The increase was primarily attributable to the startup and implementation of the Company’s hybrid reimbursement and patient access program and ongoing strategic reimbursement support.

Travel and entertainment expenses increased by $36,601 to $140,753 for the six months ended June 30, 2026, compared to $104,152 for the same period in 2025, primarily due to the new sales personnel activities supporting local coverage determinations in the United States and United Kingdom.

Research and Development.

Research and development expenses increased by $143,865 or 30.7% to $612,487 for the six months ended June 30, 2026, compared to $468,622 for the six months ended June 30, 2025.

The increase was primarily driven by higher quality system and consulting expenses which increased by $63,216 to $238,107 for the six months ended June 30, 2026, compared to $174,891 for the same period in 2025, primarily as a result of expanded regulatory compliance and documentation activities. We expect research and development expenses to continue to increase as we continue the development of the Nociscan 3.0 product.

In addition, patent maintenance fees, which totaled $59,932 for the six months ended June 30, 2026, compared to $12,019 for the same period in 2025, an increase of $47,913. This rise reflects the Company’s ongoing efforts to strengthen and expand protection of its intellectual property portfolio.

General and Administrative.

General and administrative expenses were $3,500,266 for the six months ended June 30, 2026, compared to $2,114,112 for the six months ended June 30, 2025, representing an increase of $1,386,154 or 65.6%.

The increase was primarily driven by investor relations expenses of $566,198 for the six months ended June 30, 2026, compared to $211,931 in the corresponding prior-year period, representing an increase of $354,267 primarily reflecting expanded investor outreach activities and increased use of third-party investor relations service providers.

For the six months ended June 30, 2026, legal expenses were $466,363 compared to $188,288 in the same period in 2025, an increase of $278,075 primarily due to increased legal and advisory fees associated with corporate governance and shareholder-related matters.

Delaware franchise tax expense increased to $317,190 for the six months ended June 30, 2026, compared to $19,137 for the same period in 2025, an increase of $298,053, primarily due to changes in the Company’s capital structure and the methodology used to calculate the Company’s Delaware franchise tax obligation.

Salaries and benefits increased by $237,652 to $980,119 for the six months ended June 30, 2026, compared to $742,467 for the same period in 2025, primarily due to accruals for incentive-based performance and stock-based compensation. The Company recorded accruals under its 2026 incentive bonus program totaling $325,000 for the six months ended June 30, 2026, compared to $154,688 for the same period in 2025, an increase of $170,312 primarily due to the addition of new participants to the program. Stock-based compensation expense was $78,236 for the six months ended June 30, 2026, compared to $84,257 for the same period in 2025, a decrease of $6,021, primarily due to a lower level of stock option expense recognized in the current period, partially offset by restricted stock unit expense recognized following the equity awards granted under the Company’s 2022 Equity Incentive Plan in June 2026.

Gain On Extinguishment Of Debt.

Gain on extinguishment of debt was $0 for the six months ended June 30, 2026, compared to $73,272 in the corresponding prior-year period, reflecting the absence of debt extinguishment activity in the current period. The prior-year gain primarily related to the retirement of an obligation associated with commitment shares.

Changes in Fair Value of Warrant Liabilities.

The Company’s warrant liabilities are measured at fair value at each reporting date. For the six months ended June 30, 2026, remeasurement of the outstanding warrants resulted in a favorable adjustment of $18, compared to a favorable adjustment of $11,766 for the same period in 2025, a decrease of $11,748. The decrease was primarily attributable to a reduction in the number of outstanding warrants subject to remeasurement.

Penalties and Settlements.

Penalties and settlements expense were $0 for the six months ended June 30, 2026, compared to $672,500 for the same period in 2025, reflecting the absence of settlement-related charges in the current period. The prior-year expense primarily related to a payment to settle a dispute under the “fee tail” provision of a previously executed investment banking agreement, partially offset by a favorable accounts payable settlement.

Interest Income.

Interest income was $290,381 for the six months ended June 30, 2026, compared to $178,028 for the same period in 2025, an increase of $112,353, primarily reflecting higher average cash balances following the Company’s fundraising activities and related interest earned on money market deposits.

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

As of June 30, 2026, we had cash and cash equivalents of $16,310,462, including $25,000 of restricted cash.

During the six months ended June 30, 2026, the Company completed a registered direct public offering of (i) 200,000 shares of the Company’s common stock, and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 1,800,000 shares of common stock, at an offering price of $5.18 per share. The purchase price of each Pre-funded Warrant was $5.17999, which represents the offering price per share of common stock, minus the exercise price of $.00001 per share. The Pre-funded Warrants are immediately exercisable. The aggregate gross proceeds to the Company from this offering were approximately $10.4 million, before deducting placement agent fees of 6% of the aggregate gross proceeds and other offering expenses payable by the Company.

The Company believes its current cash resources are sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these condensed financial statements and into the second half of 2027. Management continues to actively monitor and manage the Company’s cash position.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(5,298,896)	$(4,376,394)
Net cash used in investing activities	(92,524)	(122,290)
Net cash provided by financing activities	9,661,093	16,885,680
Net increase in cash and cash equivalents	$4,269,673	$12,386,996

Operating activities

During the six months ended June 30, 2026, the Company used $5,298,896 in cash for operating activities, compared to $4,376,394 for the same period in 2025, representing an increase in cash used of $922,502. The increase was primarily driven by a higher net loss after adjusting for non-cash items, partially offset by favorable changes in working capital.

Net loss after non-cash adjustments was $5,371,555 for the six months ended June 30, 2026, compared to $3,351,614 for the same period in 2025, an increase of $2,019,941. This increase was primarily attributable to a higher net loss of $1,962,933, together with lower non-cash adjustments in the current period. The prior-year period included non-cash charges that did not recur in 2026, consisting of warrant amendment costs of $48,087 and non-cash settlements of $58,272. The change in fair value related to warrants and derivative liabilities produced a smaller non-cash gain in 2026 of $18, compared to $11,766 in 2025. These factors were partially offset by increases in share-based compensation, which rose $22,554 to $106,811, and depreciation and amortization, which rose $15,049 to $122,778.

Changes in working capital affected cash used in operating activities. Prepaid expenses and other current assets used $129,339 of cash for the six months ended June 30, 2026, compared to a use of $232,111 for the same period in 2025. Accounts payable provided $372,842 of cash, compared to a use of $268,237 in the prior-year period. Accrued and other liabilities used $172,352 of cash, compared to a use of $521,837 for the same period in 2025.

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

Investing activities

Net cash used in investing activities decreased to $92,524 for the six months ended June 30, 2026, compared to $122,290 for the same period in 2025, a decrease in cash used of $29,766. Investing activities in both periods consisted primarily of capitalized patent costs. The decrease was primarily attributable to lower expenditures on patent and license filings, which fell $31,094 to $90,716, partially offset by a $1,328 increase in fixed asset purchases.

Financing activities

Net cash provided by financing activities decreased to $9,661,093 for the six months ended June 30, 2026, compared to $16,885,680 for the six months ended June 30, 2025, a decrease of $7,224,587.

Cash provided by financing activities for the six months ended June 30, 2026, was primarily attributable to $10,359,982 in aggregate proceeds from a registered direct offering, consisting of $1,036,000 from common stock and $9,323,982 from prefunded warrants, partially offset by $698,889 in issuance costs.

In comparison, cash provided by financing activities for the six months ended June 30, 2025, was primarily driven by $19,722,472 in aggregate proceeds from public and registered direct offerings of common stock and warrants, partially offset by $1,959,643 in issuance costs and $1,213,590 related to the redemption of Series B Preferred Stock. The prior-year period also included $336,441 in proceeds from the exercise of Series C warrants.

Funding requirements

We believe that our cash and cash equivalents of $16,310,462 as of June 30, 2026, including $25,000 of restricted cash, provide sufficient capital to fund our planned operations into the second half of 2027 without the need for additional financing. However, the development and commercialization of medical technology products is a time-consuming, costly, and uncertain process that may take years to complete, and we may never generate meaningful revenue. Accordingly, we may need to raise substantial additional capital to achieve our long-term business objectives.

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

Contractual obligations and commitments

The Company does not have any contractual obligations, not otherwise on our balance sheet as of June 30, 2026.

Off-balance sheet arrangements

We did not have, during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission (“SEC”).

Recently issued accounting pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 4 to our condensed financial statements appearing at the end of this quarterly report, such standards will not have a material impact on our condensed financial statements or do not otherwise apply to our operations.

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

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, which is January 1, 2028, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

We had cash and cash equivalents and restricted cash totaling $16,310,462 as of June 30, 2026. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs, and generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As required by Exchange Act Rule 13a-15, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any of our equity securities during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Plans

During our last fiscal quarter no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		Underwriting Agreement, dated January 15, 2025, between the Company and Dawson James Securities, Inc.	8-K	01/17/2025	10.1
3.1		Amended and Restated Certificate of Incorporation of the Company	8-K	04/27/2022	3.1
3.2		Certificate of Amendment dated January 3, 2024 to the Amended and Restated Certificate of Incorporation	8-K	01/04/2024	3.1
3.3		Certificate of Amendment dated January 29, 2025 to the Amended and Restated Certificate of Incorporation	8-K	01/30/2025	3.1
3.4		Certificate of Amendment dated March 26, 2025 to the Amended and Restated Certificate of Incorporation	8-K	03/28/2025	3.1
3.5		Bylaws of the Company	8-K	04/27/2022	3.2
3.6		Amendment to Bylaws dated June 12, 2024	8-K	06/18/2024	3.1
3.7		Series B Convertible Preferred Stock Certificate of Designations dated August 14, 2024	8-K	08/16/2024	3.1
3.8		Series C Convertible Preferred Stock Certificate of Designations dated September 30, 2024	8-K	10/01/2024	3.1
3.9		Certificate of Designation of Series D Junior Participating Preferred Stock of Aclarion, Inc., dated March 19, 2026	8-A	03/19/2026	3.1
4.1		Form of Common Stock Certificate	10-Q	06/06/2022	4.1
4.2		Form of 2022 IPO Public Warrant	8-K	04/27/2022	4.1
4.3		Form of 2022 IPO Representative’s Common Stock Purchase Warrant	8-K	04/27/2022	4.2
4.4		Form of May 2023 Common Stock Warrant	8-K	05/17/2023	10.3
4.5		Form of Common Stock Warrant dated November 21, 2023	8-K	11/22/2023	10.3
4.6		Form of Common Stock Warrant dated September 30, 2024	8-K	10/01/2024	10.2
4.7		February 2024 Form of Common Warrant	S-1/A	02/06/2024	4.5
4.8		February 2024 Form of Prefunded Warrant	S-1/A	02/06/2024	4.6
4.9		January 2025 Form of Series A Warrant	8-K	01/17/2025	4.1
4.10		January 2025 Form of Series B Warrant	8-K	01/17/2025	4.2
4.11		January 2025 Form of Pre-Funded Warrant	8-K	01/17/2025	4.3
4.12		October 2025 Form Pre-Funded Warrant	8-K	10/14/2025	10.2
4.13		January 2026 Form of Pre-Funded Warrant	8-K	01/09/2026	4.1
4.14		Description of Securities	10-K	04/09/2025	4.12
4.15		Stockholder Rights Agreement, dated as of March 19, 2026, by and between Aclarion, Inc. and VStock Transfer, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-A	03/19/2026	4.1
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	03/23/2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	03/23/2022	10.2
10.3	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	01/06/2022	10.4
10.4		License Agreement with UCSF the Regents of the University of California	S-1	01/06/2022	10.6
10.5		Amendment to UC License Agreement	S-1/A	03/04/2022	10.7
10.6	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	03/23/2022	10.8
10.7	**	Right of First Offer Agreement	S-1/A	03/23/2022	10.12

10.8		First Amendment to Right of First Offer Agreement	S-1/A	03/23/2022	10.13
10.9		Second Amendment to Right of First Offer Agreement	S-1/A	03/23/2022	10.14
10.10		Warrant Agent Agreement dated April 21, 2022	8-K	04/27/2022	10.1
10.11		Siemens Strategic Collaboration Agreement	S-1	01/06/2022	10.17
10.12	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	01/06/2022	10.20
10.13	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	01/06/2022	10.21
10.14	#	Nocimed, Inc. 2015 Stock Plan	S-8	05/26/2022	99.4
10.15	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	05/26/2022	99.5
10.16		Form of 2023 Registration Rights Agreement	8-K	05/17/2023	10.4
10.17		February 2024 Form of Warrant Agency Agreement	S-1/A	02/23/2024	4.7
10.18		White Lion White Lion Equity Line Common Stock Purchase Agreement dated October 9, 2023	8-K	10/10/2023	10.1
10.19		Amendment dated as of November 27, 2024 to Common Stock Purchase Agreement, dated as of October 9, 2023, by and between White Lion Capital, LLC and Aclarion, Inc.	8-K	11/27/2024	10.1
10.20		White Lion Equity Line Registration Rights Agreement	8-K	10/10/2023	10.2
10.21		At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC dated September 24, 2024	8-K	09/24/2024	1.1
10.22		Form of Registration Rights Agreement dated November 21, 2023	8-K	11/22/2023	10.4
10.23		Form of Registration Rights Agreement dated September 30, 2024	8-K	10/01/2024	10.3
10.24	#	Employment Agreement of Gregory Gould	8-K	09/03/2025	10.1
10.25	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	10-Q	11/12/2025	10.26
10.26		October 2025 Form of Securities Purchase Agreement	8-K	10/14/2025	10.1
10.27		January 2026 Form of Securities Purchase Agreement	8-K	01/09/2026	10.1
10.28	#	Amendment dated June 4, 2026 to Aclarion, Inc. 2022 Equity Incentive Plan	S-8	07/09/2026	99.2
19.1		Insider Trading Policy	10-K	04/09/2025	19.1
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Aclarion Clawback Policy	10-K	03/28/2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

By:	/s/ Brent Ness
Brent Ness Chief Executive Officer

By:	/s/ Gregory A. Gould
Gregory A. Gould Chief Financial Officer

Date: August 6, 2026

