Form 10-Q
period 2026-09-30
Aclarion, Inc.
filed 2026-11-05
CIK 1635077

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 3, 2026, there were 2,882,370  shares of the registrant’s common stock, $0.00001 par value per share, outstanding.

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Aclarion, Inc.

Condensed Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,187,566	$12,015,789
Restricted cash	25,000	25,000
Accounts receivable, net	33,243	29,680
Prepaid expense	323,962	316,235
Other current assets	10,000	10,000
Total current assets	14,579,771	12,396,704

Non-current assets:
Property and equipment, net	21,786	24,169
Intangible assets, net	1,232,915	1,251,531
Total non-current assets	1,254,701	1,275,700

Total assets	$15,834,472	$13,672,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$236,608	$332,962
Accrued and other liabilities	792,325	504,262
Warrant liability	33	63
Total current liabilities	1,028,966	837,287

Total liabilities	1,028,966	837,287

Commitments and contingencies (see Note 10)

Stockholders' equity:
Common stock - $0.00001 par value, 200,000,000 authorized, 2,883,371 and 854,371 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (See Note 11)	29	9
Additional paid-in capital	81,524,578	71,331,048
Accumulated deficit	(66,719,101)	(58,495,940)
Total stockholders’ equity	14,805,506	12,835,117
Total liabilities and stockholders’ equity	$15,834,472	$13,672,404

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue and cost of revenue:
Net revenue	$33,733	$18,942	$80,081	$57,251
Cost of revenue	18,937	14,556	53,238	52,214
Gross profit	14,796	4,386	26,843	5,037

Operating expenses:
Sales and marketing	758,028	632,409	2,543,985	1,278,759
Research and development	371,511	302,037	983,998	770,659
General and administrative	1,639,456	900,904	5,139,722	3,015,016
Total operating expenses	2,768,995	1,835,350	8,667,705	5,064,434

Loss from operations	(2,754,199)	(1,830,964)	(8,640,862)	(5,059,397)

Other income (expense):
Gain on extinguishment of debt	–	–	–	73,272
Changes in fair value of warrant and derivative liabilities	12	1	30	11,767
Penalties and settlements	–	–	–	(672,500)
Interest income	134,069	124,800	424,450	302,786
Other, net	(1,917)	(131)	(6,779)	(415)
Total other income (expense)	132,164	124,670	417,701	(285,090)

Loss before income taxes	(2,622,035)	(1,706,294)	(8,223,161)	(5,344,487)
Income tax provision	–	–	–	–
Net loss	$(2,622,035)	$(1,706,294)	$(8,223,161)	$(5,344,487)

Dividends on preferred stock	–	–	–	(6,683)
Net loss allocable to common stockholders	$(2,622,035)	$(1,706,294)	$(8,223,161)	$(5,351,170)
Net loss per share allocable to common stockholders	$(0.94)	$(2.93)	$(3.44)	$(11.60)
Weighted average shares of common stock outstanding, basic and diluted	2,778,674	582,371	2,389,563	461,341

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Series B		Series C
	Preferred Stock		Preferred Stock		Common Stock			Paid-In	Accumulated
	Shares	Value	Shares	Value	Shares	Value		Capital	Deficit	Total
For the Nine Months Ended September 30, 2025
Balance, December 31, 2024	930	$–	874	$–	1,370	$	*	$52,232,368	$(51,262,311)	$970,057
Share-based compensation	–	–	–	–	–		–	55,897	–	55,897
Registered direct offerings of common stock	–	–	–	–	19,144		*	5,167,927	–	5,167,927
Public offering of common stock and warrants	–	–	–	–	16,048		*	14,554,545	–	14,554,545
Common stock issuance costs	–	–	–	–	–		–	(2,101,282)	–	(2,101,282)
Redemption of Series B preferred stock	(930)	–	–	–	–		–	(1,213,590)	–	(1,213,590)
Conversion of C-series preferred stock to common stock	–	–	(874)	–	687		*	–	–	*
Exercise of C-series warrants	–	–	–	–	629		*	336,441	–	336,441
Warrant amendment	–	–	–	–	–		–	48,087	–	48,087
Alternative cashless exercise of B warrants	–	–	–	–	544,299		5	(5)	–	–
Round-up conversion related to reverse stock splits	–	–	–	–	161		*	(1)	–	(1)
Net loss	–	–	–	–	–		–	–	(2,037,436)	(2,037,436)
Balance, March 31, 2025	–	$–	–	$–	582,338		$6	$69,080,387	$(53,299,747)	$15,780,645
Share-based compensation	–	–	–	–	–		–	28,360	–	28,360
Round-up conversion related to reverse stock splits	–	–	–	–	33		*	–	–	*
Common stock issuance costs	–	–	–	–	–		–	(18,150)	–	(18,150)
Net loss	–	–	–	–	–		–	–	(1,600,757)	(1,600,757)
Balance, June 30, 2025	–	$–	–	$–	582,371		$6	$69,090,597	$(54,900,504)	$14,190,098
Share-based compensation	–	–	–	–	–		–	16,746	–	16,746
Net loss	–	–	–	–	–		–	–	(1,706,294)	(1,706,294)
Balance, September 30, 2025	–	$–	–	$–	582,371		$6	$69,107,343	$(56,606,798)	$12,500,551

For the Nine Months Ended September 30, 2026
Balance, December 31, 2025	–	$–	–	$–	854,371		$9	$71,331,048	$(58,495,940)	$12,835,117
Share-based compensation	–	–	–	–	–		–	4,694	–	4,694
Registered direct offerings of common stock	–	–	–	–	200,000		2	1,035,998	–	1,036,000
Proceeds from direct offering of prefunded warrants	–	–	–	–	–		–	9,323,982	–	9,323,982
Exercise of prefunded warrants	–	–	–	–	1,390,500		14	(14)	–	–
Common stock issuance costs	–	–	–	–	–		–	(691,739)	–	(691,739)
Net loss	–	–	–	–	–		–	–	(2,853,575)	(2,853,575)
Balance, March 31, 2026	–	$–	–	$–	2,444,871		$25	$81,003,969	$(61,349,515)	$19,654,479
Share-based compensation	–	–	–	–	–		–	102,117	–	102,117
Exercise of prefunded warrants	–	–	–	–	17,379		*	–	–	*
Common stock issuance costs	–	–	–	–	–		–	(6,325)	–	(6,325)
Net loss	–	–	–	–	–		–	–	(2,747,551)	(2,747,551)
Balance, June 30, 2026	–	$–	–	$–	2,462,250		$25	$81,099,761	$(64,097,066)	$17,002,720
Share-based compensation	–	–	–	–	–		–	424,821	–	424,821
Exercise of prefunded warrants	–	–	–	–	420,121		4	(4)	–	–
Net loss	–	–	–	–	–		–	–	(2,622,035)	(2,622,035)
Balance, September 30, 2026	–	$–	–	$–	2,882,371		$29	$81,524,578	$(66,719,101)	$14,805,506

*	Rounds to less than one dollar

See accompanying notes to condensed financial statements.

Aclarion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,223,161)	$(5,344,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186,353	166,093
Share-based compensation	531,632	101,003
Amendment of warrants	–	48,087
Non-cash settlements	–	58,272
Change in fair value related to warrants and derivative	(30)	(11,767)
Change in operating assets and liabilities
Accounts receivable	(3,563)	(13,692)
Prepaids and other current assets	(7,727)	(164,100)
Accounts payable	(89,204)	(214,007)
Accrued and other liabilities	288,063	(162,168)
Net cash used in operating activities	(7,317,637)	(5,536,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets – Patents	(163,546)	(154,639)
Fixed assets	(1,808)	(7,802)
Net cash used in investing activities	(165,354)	(162,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Public offering of common stock and warrants	–	14,554,545
Registered direct offerings of common stock	1,036,000	5,167,927
Proceeds from direct offering of prefunded warrants	9,323,982	–
Common stock cash issuance costs	(705,214)	(2,243,441)
Exercise of Series C warrants	–	336,441
Redemption of Series B Preferred stock	–	(1,213,590)
Net cash provided by financing activities	9,654,768	16,601,882

Net increase in cash and cash equivalents	2,171,777	10,902,675
Cash, cash equivalents and restricted cash, beginning of period	12,040,789	463,661
Cash, cash equivalents and restricted cash, end of period	$14,212,566	$11,366,336

Cash paid for interest	$–	$–
Cash paid for income taxes	$1,044	$–

Non-cash activities
Capitalization of Series B preferred stock dividends	$–	$5,425
Capitalization of Series C preferred stock dividends	$–	$1,258
Conversion of Series C preferred stock to common stock	$–	$548,534
Cashless exercise of B warrants to common stock	$–	$9,539,081

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2026. The condensed balance sheet as of December 31, 2025 was derived from the audited financial statements as of that date.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had $295,758 cash deposits and $13,916,808 of cash equivalents at September 30, 2026. The Company had $273,290 cash deposits and $11,767,499 of cash equivalents at December 31, 2025.

The Company maintains cash deposits and cash equivalents at three financial institutions, which are insured by the FDIC up to $250,000. The Company’s cash balance may at times exceed these limits. On September 30, 2026 and December 31, 2025, the Company had $13,712,566 and $11,540,789, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains no international bank accounts. As of September 30, 2026, $25,000 of the Company’s cash was restricted as collateral related to the credit card program offered by our bank.

Accounts Receivable, Less Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and presented net of an allowance for expected credit losses. The allowance is based on historical loss experience, receivable aging, current economic conditions, and reasonable and supportable forecasts. The Company reassesses the allowance each reporting period. As of September 30, 2026 and December 31, 2025, the allowance for credit losses was $7,234 and $6,241, respectively.

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

Step 2 – Identify The Performance Obligations In The Contract – The Company’s contracts with customers contain a single performance obligation: the delivery of a Nociscan report. The Company does not provide ongoing services, post-delivery support, licensing arrangements, or other performance obligations after the report has been delivered.

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

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents and restricted cash of $14,212,566. We believe our existing cash and cash equivalents and restricted cash will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date these condensed financial statements are issued. This estimate is based on assumptions that may prove to be incorrect, and actual results could differ materially. We may require additional capital to support our operations and execute our business strategy. The timing and availability of such financing are uncertain and will depend on a number of factors, including market conditions and our operating performance. If we are unable to obtain additional financing on acceptable terms, or at all, we may be required to delay, reduce, or discontinue certain operating activities, including the commercialization or further development of our SaaS platform.

Deferred Financing Costs

The Company capitalizes certain legal, accounting, and other costs directly attributable to in-process equity financings as deferred offering costs until such financings are completed. Upon completion of an equity financing, these costs are recorded as a reduction of additional paid-in capital of the related offering.

During the nine months ended September 30, 2026, the Company completed a registered direct offering of common shares and pre-funded warrants, resulting in aggregate gross proceeds of approximately $10.4 million.

In connection with the closing of the offering during the nine months ended September 30, 2026, offering costs of $698,064 were recorded as a reduction of additional paid-in capital, of which $671,600 was withheld from gross proceeds, and $26,464 was paid or accrued.

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

NOTE 3: FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement. ASC 820 establishes a three-level hierarchy for fair value measurements based on the transparency of inputs used in valuation techniques. The hierarchy prioritizes observable inputs and minimizes the use of unobservable inputs.

•	Level 1: Quoted prices in active markets for identical assets or liabilities
•	Level 2: Observable inputs other than quoted prices included in Level 1
•	Level 3: Significant unobservable inputs

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measured as of September 30, 2026
	Fair value on	Quoted prices in active	Significant other observable	Significant unobservable s
	September 30, 2026	markets (Level 1)	inputs (Level 2)	inputs (Level 3)
Assets
Money market funds	$13,916,808	$13,916,808	$–	$–

Liabilities
Warrant liability	$33	$–	$–	$33

There were no transfers between Level 1, 2, and 3 during the nine months ended September 30, 2026.

The following table presents changes in Level 3 liabilities measures at fair value for the nine months ended September 30, 2026. Both observable and unobservable inputs were used to determine the fair value positions that the Company has classified within the Level 3 category.

Warrant Liability
Balance - January 1, 2026	$63
Change in fair value	(30)
Balance - September 30, 2026	$33

The fair value of the warrants to purchase shares of common stock was estimated using the following assumptions:

	As of Issuance Warrant Liability	As of September 30, 2026 Warrant Liability (1)	As of December 31, 2025 Warrant Liability (2)
Strike Price	$10.02	$–	$–
Contractual term (years)	5.0	–	–
Volatility (annual)	80.0%	–	–
Risk-free rate	3.5%	–	–
Floor Financing price	$8.00	$–	$–

(1)	The warrant liability as of September 30, 2026 was measured at fair value based on the Company’s closing market price of $2.41 per share as of that date, applied to the number of warrant shares outstanding.

(2)	The warrant liability as of December 31, 2025 was measured at fair value based on the Company’s closing market price of $4.60 per share as of that date, applied to the number of warrant shares outstanding.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements, which clarifies certain interim reporting requirements. The guidance is effective for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this standard on its interim financial statement disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which provides technical corrections and clarifications. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its condensed financial statements.

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

As of September 30, 2026, the Company had no contract assets. The Company's contract liability (deferred revenue) balance was $15,497 as of September 30, 2026 and $1,900 as of December 31, 2025.

NOTE 6. SUPPLEMENTAL FINANCIAL INFORMATION

Balance Sheets

Accounts receivable, net

	September 30, 2026	December 31, 2025
Accounts receivable	$40,477	$35,921
Less: Allowance for credit losses	(7,234)	(6,241)
	$33,243	$29,680

Prepaid expenses:

	September 30, 2026	December 31, 2025
Prepaid D&O Insurance	$150,000	$121,458
Prepaid Health Insurance	32,721	23,682
Prepaid Other Insurance	5,600	16,947
Prepaid Clinical	51,628	27,328
Prepaid Subscription Annual Fees	18,319	24,632
Prepaid NASDAQ Annual Fees	14,000	–
Prepaid Royalties	16,667	54,167
Prepaid Consulting	22,073	6,700
Prepaid - other	12,954	41,321
	$323,962	$316,235

Accounts payable:

	September 30, 2026	December 31, 2025
Accounts payable	$231,565	$324,470
Credit cards payable	5,043	8,492
	$236,608	$332,962

Accrued and other liabilities:

	September 30, 2026	December 31, 2025
Accrued bonus	$543,601	$393,361
Accrued audit and legal expenses	22,405	10,000
Accrued board compensation	66,250	66,250
Accrued Delaware state taxes	30,000	–
Other accrued expenses and liabilities	130,069	34,651
	$792,325	$504,262

NOTE 7. LEASES

The Company did not enter into any lease arrangements during the nine months ended September 30, 2026 and 2025 and had no lease liabilities as of September 30, 2026 and December 31, 2025.

NOTE 8. PROPERTY AND EQUIPMENT

The Company’s property and equipment are as follows:

	September 30, 2026	December 31, 2025
Computer and office equipment	$27,738	$25,930
Less: Accumulated depreciation	(5,952)	(1,761)
Property and equipment, net	$21,786	$24,169

Depreciation expense related to property and equipment were $1,447 and $618 for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense related to property and equipment were $4,191 and $1,489 for the nine months ended September 30, 2026 and 2025, respectively.

Future depreciation and amortization of property, equipment, and software is as follows:

2026 (remainder of 2026)	$1,447
2027	5,789
2028	5,789
2029	5,252
2030	3,509
Total	$21,786

NOTE 9. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	September 30, 2026	December 31, 2025
Patents and licenses	$2,929,993	$2,766,447
Other	5,017	5,017
	2,935,010	2,771,464
Less: accumulated amortization	(1,702,095)	(1,519,933)
Intangible assets, net	$1,232,915	$1,251,531

Patents and licenses costs are accounted for as intangible assets and amortized over the life of the patent or license agreement and recorded to general and administrative expense.

Amortization expense related to purchased intangible assets was $62,128 and $57,744 for the three months ended September 30, 2026 and 2025, respectively. Amortization expense related to purchased intangible assets was $182,162 and $165,955 for the nine months ended September 30, 2026 and 2025, respectively.

Patents and trademarks are reviewed for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment was recognized for the nine months ended September 30, 2026 and 2025.

Future amortization of intangible assets is as follows:

2026 (remainder of 2026)	$63,709
2027	254,836
2028	254,836
2029	254,836
2030	195,624
Thereafter	209,074
Total	$1,232,915

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

The Company recorded royalty costs of $12,500 for the three months ended September 30, 2026, and 2025, and $37,500 for the nine months ended September 30, 2026, and 2025, as Cost of Revenue.

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

In March 2025 we paid $687,500 to settle a dispute under the “fee tail” provision of an investment banking agreement that the Company had previously entered into. This payment was partially offset by a $15,000 favorable accounts payable settlement, resulting in penalties and settlements expense of $672,500 for the nine months ended September 30, 2025. There were no penalties or settlements paid in the nine months ended September 30, 2026.

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

As of September 30, 2026, substantially all pre-funded warrants had been exercised, and an immaterial number remain outstanding.

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

On January 22, 2025, the Company redeemed all outstanding Series B Preferred Stock and related accrued dividends for approximately $1.2 million. No Series B Preferred Stock was outstanding as of September 30, 2026 or December 31, 2025.

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

No Series C Preferred Stock or related warrants were outstanding as of September 30, 2026 or December 31, 2025.

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

No Series A warrants had been exercised as of September 30, 2026.

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

No pre-funded warrants related to this offering were outstanding as of September 30, 2026.

January 2026 Registered Direct Public Offering

On January 9, 2026, the Company completed a registered direct public offering of (i) 200,000 shares of the Company’s common stock, and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 1,800,000 shares of common stock, at an offering price of $5.18 per share. The purchase price of each Pre-funded Warrant was $5.17999, which represents the offering price per share of common stock, minus the exercise price of $0.00001 per share.

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

As of September 30, 2026, all 1,800,000 Pre-funded Warrants issued in this offering had been exercised, and no Pre-funded Warrants remained outstanding. Of these, 420,121 Pre-funded Warrants were exercised during the three months ended September 30, 2026, resulting in the issuance of 420,121 shares of common stock.

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

2026 Stock Repurchase Program

The board of directors of the Company approved a share repurchase program in April 2026. Under the share repurchase program, the Company may repurchase up to $2.5 million in value of the Company’s outstanding shares of common stock from time to time over the next 12 months. The Company may buy back its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and federal and state laws governing such transactions, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The share repurchase program does not oblige the Company to acquire any specific number of shares and may be modified, discontinued, or suspended at any time. As of September 30, 2026 the Company had not purchased any shares under this plan.

Warrants

The following table summarizes the Company’s outstanding warrants as of September 30, 2026. The warrants and related strike prices have been adjusted to reflect the 2025 Stock Splits:

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to stockholders follows:

	Three Months Ended September 30,
	2026	2025
Numerator:
Net (loss) allocable to common stockholders used to compute basic and diluted loss per common share	$(2,622,035)	$(1,706,294)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	2,778,674	582,371

	Nine Months Ended September 30,
	2026	2025
Numerator:
Net loss allocable to common stockholders used to compute basic and diluted loss per common share	$(8,223,161)	$(5,351,170)
Denominator:
Weighted average shares outstanding used to compute basic and dilutive loss per share	2,389,563	461,341

The following weighted average outstanding potentially dilutive securities were excluded from the weighted average calculation of dilutive loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	Nine Months Ended September 30,
	2026	2025
Warrants	442,249	23,709
Restricted stock units	221,778	–
Stock options	26,463	1,908
	690,490	25,617

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

Pursuant to the 2022 Plan’s automatic annual increase provision, the number of shares available for issuance increased by 68 shares on January 1, 2025, resulting in a total share reserve of 256 shares. On January 1, 2026, the share reserve increased by an additional 42,718.

On June 4, 2026, the Company’s stockholders approved an amendment to the 2022 Plan increasing the aggregate number of shares authorized for issuance under the Plan by 457,026 shares, from 42,974 shares to 500,000 shares.

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

As of September 30, 2026, 996 shares remained available for future grants under the 2022 Plan, reflecting the 500,000 shares authorized less the 499,000 RSUs granted on June 11, 2026 and 4 shares underlying stock options granted in 2022 and 2023.

No stock options were granted under the 2022 Plan during the nine months ended September 30, 2026 or 2025.

All share amounts presented herein have been retroactively adjusted to reflect the Company’s 2025 reverse stock splits.

Inducement Grants Outside the 2022 Plan

On September 2, 2025, the Company granted a stock option to its incoming Chief Financial Officer, Gregory Gould, as an inducement award in accordance with Nasdaq Listing Rule 5635(c)(4). The award was granted outside of the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), but otherwise substantially mirrors the terms and conditions of the 2022 Plan. The option provides for the purchase of 17,000 shares of the Company’s common stock at an exercise price of $7.15 per share, equal to the fair market value on the grant date. The option vests over four years, with 25% vesting on the first anniversary of the vesting commencement date and the remaining 75% vesting in equal monthly installments over the following 36 months, subject to continued service. The option expires on September 2, 2035.

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

Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

Stock Award Activity

A summary of option activity under the Company’s 2015 and 2022 incentive plans are as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Balance at December 31, 2025	19	$277,881	5.2
Options granted	–	–	–
Options exercised	–	–	–
Options forfeited/expired	(1)	193,911	–
Balance at September 30, 2026	18	$282,546	4.7

Exercisable at December 31, 2025	19	$277,881	5.2
Exercisable at September 30, 2026	18	$282,546	4.7

The aggregate intrinsic value of options outstanding at September 30, 2026 is $0. The aggregate intrinsic value of vested and exercisable options at September 30, 2026 is $0.

A summary of inducement option activity outside of the Company’s 2015 and 2022 incentive plans are as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Balance at December 31, 2025	17,000	$7.15	9.7
Options granted	17,000	3.20	9.8
Options exercised	–	–	–
Options forfeited/expired	–	–	–
Balance at September 30, 2026	34,000	$5.18	9.3

Exercisable at December 31, 2025	–	$–	–
Exercisable at September 30, 2026	4,250	$7.15	8.9

During the three and nine months ended September 30, 2026, the Company recognized $10,877 and $27,699, respectively, of stock-based compensation expense related to stock options. During the three and nine months ended September 30, 2025, the Company recognized $16,746 and $101,003 respectively, of stock-based compensation expense related to stock options.

As of September 30, 2026, there was $134,843 of total unrecognized compensation cost related to non-vested stock options.

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

A summary of restricted stock units activity is as follows:

	RSU's Outstanding	Weighted-Average Grant-Date Fair Value per Unit
Nonvested as of December 31, 2025	–	$–
Granted	499,000	3.21
Vested	–	–
Forfeited	–	–
Nonvested as of September 30, 2026	499,000	$3.21

During the three and nine months ended September 30, 2026, the Company recognized $413,944 and $503,933, respectively, of stock-based compensation expense related to RSUs. No stock-based compensation expense related to RSUs was recognized during the three and nine months ended September 30, 2025, as no RSUs were outstanding.

As of September 30, 2026, total unrecognized compensation cost related to nonvested RSUs was $1,097,856, which is expected to be recognized over a weighted-average period of approximately 0.7 years. There was no unrecognized compensation cost related to nonvested RSUs as of December 31, 2025.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Sales and marketing	$87,947	$–	$108,407	$–
Research and development	37,330	–	45,445	–
General and administrative	299,544	16,746	377,780	101,003
	$424,821	$16,746	$531,632	$101,003

NOTE 14. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the condensed financial statements were issued, and concluded that no events have occurred that require adjustment to or disclosure in the accompanying condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 18, 2026. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 18, 2026, to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

Corporate Information

The Company currently operates as a Delaware corporation, under the name Aclarion, Inc.

Results Of Operations:

For the Three Months Ended September 30, 2026, and 2025:

The following table summarizes our results of operations for the three months ended September 30, 2026, and 2025.

	Three Months Ended September 30,
	2026	2025	$ Change
Revenue and cost of revenue:
Net revenue	$33,733	$18,942	$14,791
Cost of revenue	18,937	14,556	4,381
Gross profit	14,796	4,386	10,410

Operating expenses:
Sales and marketing	758,028	632,409	125,619
Research and development	371,511	302,037	69,474
General and administrative	1,639,456	900,904	738,552
Total operating expenses	2,768,995	1,835,350	933,645

Loss from operations	(2,754,199)	(1,830,964)	(923,235)

Other income (expense):
Changes in fair value of warrant and derivative liabilities	12	1	11
Interest income	134,069	124,800	9,269
Other, net	(1,917)	(131)	(1,786)
Total other income	132,164	124,670	7,494

Loss before income taxes	(2,622,035)	(1,706,294)	(915,741)
Income tax provision	–	–	–
Net loss	$(2,622,035)	$(1,706,294)	$(915,741)

Net loss per share allocable to common stockholders	$(0.94)	$(2.93)	$1.99
Weighted average shares of common stock outstanding, basic and diluted	2,778,674	582,371	2,196,303

Net Revenues.

Net  revenues for the three months ended September 30, 2026 were $33,733 which was an increase of $14,791 or 78.1%, from $18,942 for the three months ended September 30, 2025. This increase in revenue was driven primarily by the growing volume of NOCISCAN® reports sold into the UK market following recent local coverage decisions. We expect this increase in revenue to continue as we bring on more insurance payors, and our scan volumes increase.

Cost of Revenue.

Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (RadNet), and credit card fees. Total cost of revenue was $18,937 for the three months ended September 30, 2026, compared to $14,556 for the same period ended September 30, 2025, an increase of $4,381 or 30.1%. The increase was primarily attributable to the growth in our sales as well as higher hosting software costs and partner fees (RadNet). As a result, gross profit was $14,796 and a gross margin of 43.9% for the three months ended September 30, 2026, compared to $4,386 and a gross margin of 23.2% for the same period in 2025.

Sales and Marketing.

The increase in sales and marketing expenses was primarily driven by higher salaries and benefits resulting from the addition of three salespeople in the United States and the United Kingdom. Salaries and benefits were $407,234 for the three months ended September 30, 2026, compared to $168,035 for the same period in 2025, an increase of $239,199, or 142.4%, primarily due to increased salary expense and accruals for incentive-based performance payouts. We expect salaries and benefits to continue at this higher level in the fourth quarter of 2026.

Travel and entertainment expenses were $105,684 for the three months ended September 30, 2026, compared to $38,455 for the same period in 2025, an increase of $67,229, or 174.8%, primarily due to travel by newly added sales personnel supporting coverage and reimbursement efforts in the United States and United Kingdom.

Reimbursement consulting expenses were $20,458 for the three months ended September 30, 2026, compared to $5,138 for the same period in 2025, an increase of $15,320, or 298.2%. The increase was primarily attributable to the startup and implementation of the Company’s hybrid reimbursement and patient access program, as well as expanded strategic reimbursement support.

Post-market clinical expense related to the CLARITY Trial was $101,153 for the three months ended September 30, 2026, compared to $197,227 for the same period in 2025, a decrease of $96,074, or 48.7%. The prior-year period included trial start-up costs following enrollment of the first patient in June 2025, while trial activity slowed during the third quarter of 2026. We expect these expenses to increase in the fourth quarter of 2026 as enrollment is expected to increase in the coming months and years due to the expanded CLARITY enrollment criteria.

Product marketing consulting expenses were $103,277 for the three months ended September 30, 2026, compared to $190,242 for the same period in 2025, a decrease of $86,965, or 45.7%, reflecting reduced use of external marketing consultants as certain marketing activities were transitioned in-house.

Research and Development.

Research and development expenses were $371,511 for the three months ended September 30, 2026, compared to $302,037 for the same period in 2025, an increase of $69,474, or 23.0%.

The increase was primarily driven by higher quality system and consulting expenses, which were $110,081 for the three months ended September 30, 2026, compared to $90,933 for the same period in 2025, an increase of $19,148, or 21.1%, primarily as a result of expanded regulatory compliance and documentation activities.

In addition, patent maintenance fees were $37,476 for the three months ended September 30, 2026, compared to $29,951 for the same period in 2025, an increase of $7,525, or 25.1%, reflecting the Company’s ongoing efforts to maintain and protect its intellectual property portfolio.

We expect research and development expenses to continue to increase as we continue the development of Nociscan 3.0.

General and Administrative.

General and administrative expenses were $1,639,456 for the three months ended September 30, 2026, compared to $900,904 for the same period in 2025, an increase of $738,552, or 82.0%.

The increase was primarily driven by higher salaries and benefits, which were $1,039,447 for the three months ended September 30, 2026, compared to $421,577 for the same period in 2025, an increase of $617,870, or 146.6%. Stock-based compensation expense was $299,544 for the three months ended September 30, 2026, compared to $16,746 for the same period in 2025, an increase of $282,798, primarily attributable to restricted stock unit expense recognized following equity awards granted under the Company’s 2022 Equity Incentive Plan in June 2026. Bonus expense was $435,325 for the three months ended September 30, 2026, compared to $138,739 for the same period in 2025, an increase of $296,586, primarily due to the accruals under the Company’s annual incentive bonus program.

Legal expenses were $101,662 for the three months ended September 30, 2026, compared to $29,057 for the same period in 2025, an increase of $72,605, or 249.9%, primarily due to increased legal fees associated with corporate governance and shareholder-related matters.

Investor relations expenses were $87,786 for the three months ended September 30, 2026, compared to $33,021 for the same period in 2025, an increase of $54,765, or 165.8%, primarily reflecting expanded investor outreach activities and increased use of third-party investor relations service providers.

Delaware franchise tax expense was $20,190 for the three months ended September 30, 2026, compared to a credit of $2,370 for the same period in 2025, an increase of $22,560, primarily due to changes in the Company’s capital structure and an adjustment to previously accrued franchise tax in the prior-year period.

These increases were partially offset by lower director and officer insurance expense, which was $75,000 for the three months ended September 30, 2026, compared to $99,375 for the same period in 2025, a decrease of $24,375, or 24.5%, primarily due to a reduction in our premiums following the renewal of our D&O insurance policy in fiscal 2026.

Changes in Fair Value of Warrant Liabilities.

The Company’s warrant liabilities are remeasured at fair value at each reporting date. For the three months ended September 30, 2026, remeasurement of the outstanding warrants resulted in a gain of $12, compared to a gain of $1 for the same period in 2025.

Interest Income.

Interest income was $134,069 for the three months ended September 30, 2026, compared to $124,800 for the same period in 2025, an increase of $9,269, primarily reflecting higher average cash balances following the Company’s fundraising activities and related interest earned on money market deposits.

For the Nine Months Ended September 30, 2026, and 2025:

The following table summarizes our results of operations for the nine months ended September 30, 2026, and 2025.

	Nine Months Ended September 30,
	2026	2025	$ Change
Revenue and cost of revenue:
Net revenue	$80,081	$57,251	$22,830
Cost of revenue	53,238	52,214	1,024
Gross profit	26,843	5,037	21,806

Operating expenses:
Sales and marketing	2,543,985	1,278,759	1,265,226
Research and development	983,998	770,659	213,339
General and administrative	5,139,722	3,015,016	2,124,706
Total operating expenses	8,667,705	5,064,434	3,603,271

Loss from operations	(8,640,862)	(5,059,397)	(3,581,465)

Other income (expense):
Gain on extinguishment of debt	–	73,272	(73,272)
Changes in fair value of warrant and derivative liabilities	30	11,767	(11,737)
Penalties and settlements	–	(672,500)	672,500
Interest income	424,450	302,786	121,664
Other, net	(6,779)	(415)	(6,364)
Total other income (expense)	417,701	(285,090)	702,791

Loss before income taxes	(8,223,161)	(5,344,487)	(2,878,674)
Income tax provision	–	–	–
Net loss	$(8,223,161)	$(5,344,487)	$(2,878,674)

Dividends on preferred stock	$–	$(6,683)	$6,683
Net loss allocable to common stockholders	$(8,223,161)	$(5,351,170)	$(2,871,991)
Net loss per share allocable to common stockholders	$(3.44)	$(11.60)	$8.16
Weighted average shares of common stock outstanding, basic and diluted	2,389,563	461,341	1,928,222

Net Revenues.

Net revenues for the nine months ended September 30, 2026 were $80,081, an increase of $22,830, or 39.9%, from $57,251 for the same period in 2025. This increase in revenue was driven primarily by the growing volume of NOCISCAN® reports sold into the UK market following recent local coverage decisions, with reimbursed revenue increasing to $50,491 from $23,973 for the same period in 2025. Research revenue increased to $14,300 from $3,628, partially offset by lower patient-pay revenue, which decreased to $15,290 from $30,150. We expect revenue to continue to increase as we add insurance payors and our scan volumes increase.

Cost of Revenue.

Direct cost of revenue is comprised of hosting and software costs, field support, UCSF royalty cost, partner fees (RadNet), and credit card fees. Total cost of revenue was $53,238 for the nine months ended September 30, 2026, compared to $52,214 for the same period in 2025, an increase of $1,024, or 2.0%. Cost of revenue increased at a substantially lower rate than revenue, as a significant portion of cost of revenue consists of fixed costs, including the minimum annual royalty under the Company’s UCSF license agreement, which was $37,500 in both periods. As a result, gross profit was $26,843 and a gross margin of 33.5% for the nine months ended September 30, 2026, compared to $5,037 and a gross margin of 8.8% for the same period in 2025.

Sales and Marketing.

Sales and marketing expenses primarily consist of salaries and benefits, post-market clinical expense related to the CLARITY Trial, product marketing consulting, travel and entertainment, and reimbursement consulting. Sales and marketing expenses were $2,543,985 for the nine months ended September 30, 2026, compared to $1,278,759 for the same period in 2025, an increase of $1,265,226, or 98.9%.

The increase in sales and marketing expenses was primarily driven by higher salaries and benefits resulting from the addition of three salespeople in the United States and the United Kingdom. Salaries and benefits were $1,093,092 for the nine months ended September 30, 2026, compared to $338,918 for the same period in 2025, an increase of $754,174, or 222.5%, primarily due to increased salary related expense of $540,399, stock-based compensation expense of $108,407 related to equity awards granted in June 2026, and accruals for incentive-based performance payouts of $105,368. We expect salaries and benefits to continue at this higher level in the fourth quarter of 2026.

Product marketing consulting expenses were $455,025 for the nine months ended September 30, 2026, compared to $213,253 for the same period in 2025, an increase of $241,772, or 113.4%, reflecting expanded use of external marketing consultants in the first half of 2026, partially offset by the transition of certain marketing activities in-house during the third quarter of 2026.

Reimbursement consulting expenses were $136,508 for the nine months ended September 30, 2026, compared to $17,138 for the same period in 2025, an increase of $119,370, or 696.5%. The increase was primarily attributable to the startup and implementation of the Company’s hybrid reimbursement and patient access program, as well as expanded strategic reimbursement support.

Travel and entertainment expenses were $246,437 for the nine months ended September 30, 2026, compared to $142,607 for the same period in 2025, an increase of $103,830, or 72.8%, primarily due to travel and business meals of newly added sales personnel supporting coverage and reimbursement efforts in the United States and United Kingdom.

Post-market clinical expense related to the CLARITY Trial was $481,898 for the nine months ended September 30, 2026, compared to $488,276 for the same period in 2025, a decrease of $6,378, or 1.3%. Higher trial activity in the first half of 2026 was offset by lower activity in the third quarter of 2026 compared to start-up costs in the prior-year period, following enrollment of the first patient in June 2025. We expect these expenses to increase in the fourth quarter of 2026 as enrollment is expected to increase in the coming months and years due to the expanded CLARITY enrollment criteria.

Research and Development.

Research and development expenses were $983,998 for the nine months ended September 30, 2026, compared to $770,659 for the same period in 2025, an increase of $213,339, or 27.7%.

The increase was primarily driven by higher quality system and consulting expenses, which were $348,188 for the nine months ended September 30, 2026, compared to $265,824 for the same period in 2025, an increase of $82,364, or 31.0%, primarily as a result of increased use of research and development contractors and expanded regulatory compliance and documentation activities.

In addition, patent maintenance fees were $97,408 for the nine months ended September 30, 2026, compared to $41,970 for the same period in 2025, an increase of $55,438, or 132.1%, primarily reflecting higher maintenance fees on the Company’s patents outside the United States.

We expect research and development expenses to continue to increase as we continue the development of Nociscan 3.0.

General and Administrative.

General and administrative expenses were $5,139,722 for the nine months ended September 30, 2026, compared to $3,015,016 for the same period in 2025, an increase of $2,124,706, or 70.5%.

The increase was primarily driven by higher salaries and benefits, which were $2,019,566 for the nine months ended September 30, 2026, compared to $1,164,044 for the same period in 2025, an increase of $855,522, or 73.5%. Stock-based compensation expense was $377,780, compared to $101,003 for the same period in 2025, an increase of $276,777, primarily attributable to restricted stock unit expense recognized following equity awards granted under the Company’s 2022 Equity Incentive Plan in June 2026. Bonus expense was $760,325, compared to $293,427 for the same period in 2025, an increase of $466,898, or 159.1%, primarily due to the addition of new participants to the Company’s incentive bonus program.

Investor relations expenses were $653,984 for the nine months ended September 30, 2026, compared to $244,952 for the same period in 2025, an increase of $409,032, or 167.0%, primarily reflecting expanded investor outreach activities and increased use of third-party investor relations service providers.

Legal expenses were $568,025 for the nine months ended September 30, 2026, compared to $217,345 for the same period in 2025, an increase of $350,680, or 161.3%, primarily due to increased legal fees associated with corporate governance and shareholder-related matters.

Delaware franchise tax expense was $337,380 for the nine months ended September 30, 2026, compared to $16,767 for the same period in 2025, an increase of $320,613, primarily due to changes in the Company’s capital structure and the methodology used to calculate the Company’s Delaware franchise tax obligation.

Gain On Extinguishment Of Debt.

Gain on extinguishment of debt was $0 for the nine months ended September 30, 2026, compared to $73,272 for the same period in 2025, reflecting the absence of debt extinguishment activity in the current period. The prior-year gain primarily related to the retirement of an obligation associated with commitment shares.

Changes in Fair Value of Warrant Liabilities.

The Company’s warrant liabilities are remeasured at fair value at each reporting date. For the nine months ended September 30, 2026, remeasurement of the outstanding warrants resulted in a gain of $30, compared to a gain of $11,767 for the same period in 2025, a decrease of $11,737, primarily attributable to a reduction in the number of outstanding warrants subject to remeasurement.

Penalties and Settlements.

Penalties and settlements expense was $0 for the nine months ended September 30, 2026, compared to $672,500 for the same period in 2025, reflecting the absence of settlement-related charges in the current period. The prior-year expense primarily related to a payment to settle a dispute under the “fee tail” provision of a previously executed investment banking agreement, partially offset by a favorable accounts payable settlement.

Interest Income.

Interest income was $424,450 for the nine months ended September 30, 2026, compared to $302,786 for the same period in 2025, an increase of $121,664, or 40.2%, primarily reflecting higher average cash balances following the Company’s fundraising activities and related interest earned on money market deposits.

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

Revenue Recognition

The Company derives its revenues from one source, the delivery of Nociscan reports to medical professionals. Revenues are recognized when a contract with a customer exists, and the control of the promised services are transferred to our customers. The amount of revenue recognized reflects the consideration the Company expects to receive in exchange for those services. Substantially all of our revenues are generated from contracts with customers in the United Kingdom and the United States as well as revenues from certain EU countries related to clinical trials.

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

As of September 30, 2026, we had cash and cash equivalents of $14,212,566 including $25,000 of restricted cash.

During the nine months ended September 30, 2026, the Company completed a registered direct public offering of (i) 200,000 shares of the Company’s common stock, and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 1,800,000 shares of common stock, at an offering price of $5.18 per share. The purchase price of each Pre-funded Warrant was $5.17999, which represents the offering price per share of common stock, minus the exercise price of $.00001 per share. The Pre-funded Warrants are immediately exercisable. The aggregate gross proceeds to the Company from this offering were approximately $10.4 million, before deducting placement agent fees of 6% of the aggregate gross proceeds and other offering expenses payable by the Company.

The Company believes its current cash resources are sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these condensed financial statements. Management continues to actively monitor and manage the Company’s cash position.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(7,317,637)	$(5,536,766)
Net cash used in investing activities	(165,354)	(162,441)
Net cash provided by financing activities	9,654,768	16,601,882
Net increase in cash and cash equivalents	$2,171,777	$10,902,675

Operating activities

During the nine months ended September 30, 2026, the Company used $7,317,637 in cash for operating activities, compared to $5,536,766 for the same period in 2025, representing an increase in cash used of $1,780,871. The increase was primarily driven by a higher net loss after adjusting for non-cash items, partially offset by favorable changes in working capital.

Net loss after non-cash adjustments was $7,505,206 for the nine months ended September 30, 2026, compared to $4,982,799 for the same period in 2025, an increase of $2,522,407. This increase was primarily attributable to a higher net loss of $2,878,674, partially offset by higher non-cash adjustments in the current period. Share-based compensation rose $430,629 to $531,632, and depreciation and amortization rose $20,260 to $186,353. These increases were partially offset by non-cash charges in the prior-year period that did not recur in 2026, consisting of warrant amendment costs of $48,087 and non-cash settlements of $58,272. The change in fair value related to warrants and derivative liabilities produced a smaller non-cash gain in 2026 of $30, compared to $11,767 in 2025.

Changes in working capital provided $187,569 of cash for the nine months ended September 30, 2026, compared to $553,967 used for the same period in 2025. Prepaid expenses and other current assets used $7,727 of cash, compared to a use of $164,100 for the same period in 2025. Accounts payable used $89,204 of cash, compared to a use of $214,007 in the prior-year period, primarily due to the timing of vendor payments. Accrued and other liabilities provided $288,063 of cash, compared to a use of $162,168 for the same period in 2025, primarily reflecting the accrual of 2026 incentive bonuses. Accounts receivable used $3,563 of cash, compared to a use of $13,692 in the prior-year period.

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

Investing activities

Net cash used in investing activities increased to $165,354 for the nine months ended September 30, 2026, compared to $162,441 for the same period in 2025, an increase in cash used of $2,913. Investing activities in both periods consisted primarily of capitalized patent costs. The increase was primarily attributable to higher expenditures on patent and license filings, which rose $8,907 to $163,546, partially offset by a $5,994 decrease in fixed asset purchases to $1,808.

Financing activities

Net cash provided by financing activities decreased to $9,654,768 for the nine months ended September 30, 2026, compared to $16,601,882 for the nine months ended September 30, 2025, a decrease of $6,947,114.

Cash provided by financing activities for the nine months ended September 30, 2026 was primarily attributable to $10,359,982 in aggregate proceeds from a registered direct offering, consisting of $1,036,000 from common stock and $9,323,982 from pre-funded warrants, partially offset by $705,214 in issuance costs.

In comparison, cash provided by financing activities for the nine months ended September 30, 2025 was primarily driven by $19,722,472 in aggregate proceeds from public and registered direct offerings of common stock and warrants, partially offset by $2,243,441 in issuance costs and $1,213,590 related to the redemption of Series B Preferred Stock. The prior-year period also included $336,441 in proceeds from the exercise of Series C warrants.

Funding requirements

We believe that our cash and cash equivalents of $14,212,566 as of September 30, 2026, including $25,000 of restricted cash, provide sufficient capital to fund our planned operations for at least twelve months from the date these condensed financial statements are issued without the need for additional financing. However, the development and commercialization of medical technology products is a time-consuming, costly, and uncertain process that may take years to complete, and we may never generate meaningful revenue. Accordingly, we may need to raise substantial additional capital to achieve our long-term business objectives.

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

Contractual obligations and commitments

The Company does not have any contractual obligations, not otherwise on our balance sheet as of September 30, 2026.

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

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, which is December 31, 2027, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

We had cash and cash equivalents and restricted cash totaling $14,212,566 as of September 30, 2026. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs, and generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

As required by Exchange Act Rule 13a-15, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any of our equity securities during the quarter ended September 30, 2026.

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

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		Underwriting Agreement, dated January 15, 2025, between the Company and Dawson James Securities, Inc.	8-K	01/17/2025	10.1
3.1		Amended and Restated Certificate of Incorporation of the Company	8-K	04/27/2022	3.1
3.2		Certificate of Amendment dated January 3, 2024 to the Amended and Restated Certificate of Incorporation	8-K	01/04/2024	3.1
3.3		Certificate of Amendment dated January 29, 2025 to the Amended and Restated Certificate of Incorporation	8-K	01/30/2025	3.1
3.4		Certificate of Amendment dated March 26, 2025 to the Amended and Restated Certificate of Incorporation	8-K	03/28/2025	3.1
3.5		Bylaws of the Company	8-K	04/27/2022	3.2
3.6		Amendment to Bylaws dated June 12, 2024	8-K	06/18/2024	3.1
3.7		Series B Convertible Preferred Stock Certificate of Designations dated August 14, 2024	8-K	08/16/2024	3.1
3.8		Series C Convertible Preferred Stock Certificate of Designations dated September 30, 2024	8-K	10/01/2024	3.1
3.9		Certificate of Designation of Series D Junior Participating Preferred Stock of Aclarion, Inc., dated March 19, 2026	8-A	03/19/2026	3.1
4.1		Form of Common Stock Certificate	10-Q	06/06/2022	4.1
4.2		Form of 2022 IPO Public Warrant	8-K	04/27/2022	4.1
4.3		Form of 2022 IPO Representative’s Common Stock Purchase Warrant	8-K	04/27/2022	4.2
4.4		Form of May 2023 Common Stock Warrant	8-K	05/17/2023	10.3
4.5		Form of Common Stock Warrant dated November 21, 2023	8-K	11/22/2023	10.3
4.6		Form of Common Stock Warrant dated September 30, 2024	8-K	10/01/2024	10.2
4.7		February 2024 Form of Common Warrant	S-1/A	02/06/2024	4.5
4.8		February 2024 Form of Prefunded Warrant	S-1/A	02/06/2024	4.6
4.9		January 2025 Form of Series A Warrant	8-K	01/17/2025	4.1
4.10		January 2025 Form of Series B Warrant	8-K	01/17/2025	4.2
4.11		January 2025 Form of Pre-Funded Warrant	8-K	01/17/2025	4.3
4.12		October 2025 Form Pre-Funded Warrant	8-K	10/14/2025	10.2
4.13		January 2026 Form of Pre-Funded Warrant	8-K	01/09/2026	4.1
4.14		Description of Securities	10-K	04/09/2025	4.12
4.15		Stockholder Rights Agreement, dated as of March 19, 2026, by and between Aclarion, Inc. and VStock Transfer, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-A	03/19/2026	4.1
10.1	#	Employment Agreement of Jeff Thramann	S-1/A	03/23/2022	10.1
10.2	#	Employment Agreement of Brent Ness	S-1/A	03/23/2022	10.2
10.3	#	Form of Aclarion, Inc. 2022 Equity Incentive Plan	S-1	01/06/2022	10.4
10.4		License Agreement with UCSF the Regents of the University of California	S-1	01/06/2022	10.6
10.5		Amendment to UC License Agreement	S-1/A	03/04/2022	10.7
10.6	**	NuVasive Amended and Restated Commission Agreement dated February 28, 2020	S-1/A	03/23/2022	10.8
10.7	**	Right of First Offer Agreement	S-1/A	03/23/2022	10.12

10.8		First Amendment to Right of First Offer Agreement	S-1/A	03/23/2022	10.13
10.9		Second Amendment to Right of First Offer Agreement	S-1/A	03/23/2022	10.14
10.10		Warrant Agent Agreement dated April 21, 2022	8-K	04/27/2022	10.1
10.11		Siemens Strategic Collaboration Agreement	S-1	01/06/2022	10.17
10.12	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of Option Grant Notice and Stock Option Agreement	S-1	01/06/2022	10.20
10.13	#	Aclarion, Inc. 2022 Equity Incentive Plan – Form of RSU Grant Notice and RSU Agreement	S-1	01/06/2022	10.21
10.14	#	Nocimed, Inc. 2015 Stock Plan	S-8	05/26/2022	99.4
14.15	#	Nocimed, Inc. 2015 Stock Plan – Form of Option Grant Notice and Stock Option Agreement	S-8	05/26/2022	99.5
10.16		Form of 2023 Registration Rights Agreement	8-K	05/17/2023	10.4
10.17		February 2024 Form of Warrant Agency Agreement	S-1/A	02/23/2024	4.7
10.18		White Lion Equity Line Common Stock Purchase Agreement dated October 9, 2023	8-K	10/10/2023	10.1
10.19		Amendment dated as of November 27, 2024 to Common Stock Purchase Agreement, dated as of October 9, 2023, by and between White Lion Capital, LLC and Aclarion, Inc.	8-K	11/27/2024	10.1
10.20		White Lion Equity Line Registration Rights Agreement	8-K	10/10/2023	10.2
10.21		At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC dated September 24, 2024	8-K	09/24/2024	1.1
10.22		Form of Registration Rights Agreement dated November 21, 2023	8-K	11/22/2023	10.4
10.23		Form of Registration Rights Agreement dated September 30, 2024	8-K	10/01/2024	10.3
10.24	#	Employment Agreement of Gregory Gould	8-K	09/03/2025	10.1
10.25	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	10-Q	11/12/2025	10.26
10.26		October 2025 Form of Securities Purchase Agreement	8-K	10/14/2025	10.1
10.27		January 2026 Form of Securities Purchase Agreement	8-K	01/09/2026	10.1
10.28	#	Amendment dated June 4, 2026 to Aclarion, Inc. 2022 Equity Incentive Plan	S-8	07/09/2026	99.2
19.1		Insider Trading Policy	10-K	04/09/2025	19.1
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 3 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 3 Certification by the Corporation’s Chief Fnancial Officer				X
97.1		Aclarion Clawback Policy	10-K	03/28/2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARION, INC.

By:	/s/ Brent Ness
Brent Ness Chief Executive Officer

By:	/s/ Gregory A. Gould
Gregory A. Gould Chief Financial Officer

Date: November 5, 2026

